Form 10-Q
period 2000-06-30
VALICERT INC
filed 2000-09-11
CIK 1114040

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
   EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2000

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
   EXCHANGE ACT OF 1934

    For the transition period from  to

                       Commission file number: 000-31109

                               ----------------

                                 VALICERT, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                       94-3297861
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                    Identification Number)

           339 North Bernardo Avenue, Mountain View, California 94043
              (Address of Principal Executive Offices)  (Zip Code)

                                 (650) 567-5400
              (Registrant's telephone number, including area code)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
                     Class                                     July 31, 2000
                     -----                                   -----------------
         Common Stock, $0.001 par value                      22,147,647 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 VALICERT, INC.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                      PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements.

         Condensed Consolidated Balance Sheets as of June 30, 2000 and
          December 31, 1999.............................................     3

         Condensed Consolidated Statements of Operations for the
          quarters and six months ended June 30, 2000 and 1999..........     4

         Condensed Consolidated Statements of Cash Flows for the six
          months ended June 30, 2000 and 1999...........................     5

         Notes to Condensed Consolidated Financial Statements...........     6

         Management's Discussion and Analysis of Financial Condition and
 Item 2.  Results of Operations.........................................     9

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    22

                        PART II. OTHER INFORMATION

 Item 1. Legal Proceedings..............................................    23

 Item 2. Changes in Securities and Use of Proceeds......................    23

 Item 3. Defaults upon Senior Securities................................    23

 Item 4. Submission of Matters to Vote of Security Holders..............    23

 Item 5. Other Information..............................................    24

 Item 6. Exhibits and Reports on Form 8-K...............................    24

 SIGNATURES..............................................................   25



 VALICERT(R) and the ValiCert logo are registered trademarks of ValiCert, Inc.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 VALICERT, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (Unaudited)

                                                         June 30,  December 31,
                                                           2000        1999
                                                         --------  ------------
                         ASSETS
Current assets:
  Cash and cash equivalents............................. $  5,893    $ 14,023
  Short-term investments................................                3,404
  Accounts receivable, net..............................    3,477       1,079
  Prepaid expenses and other current assets.............    1,243         227
                                                         --------    --------
    Total current assets................................   10,613      18,733

  Property and equipment, net...........................    5,016       3,848
  Goodwill and other intangible assets, net.............   13,198      14,757
  Other assets..........................................      632         354
                                                         --------    --------
      Total assets...................................... $ 29,459    $ 37,692
                                                         ========    ========

      LIABILITIES, REDEEMABLE PREFERRED STOCK AND
                STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable...................................... $    955    $  1,762
  Accrued liabilities...................................    3,827       1,385
  Deferred revenue......................................    1,476         814
  Short term notes and current portion of long-term
   obligations..........................................    1,026       1,447
                                                         --------    --------
    Total current liabilities...........................    7,284       5,408
    Long term and other liabilites......................    2,824       2,314
                                                         --------    --------
      Total liabilities.................................   10,108       7,722
                                                         --------    --------
Redeemable convertible preferred stock..................   34,337      34,256
                                                         --------    --------
Stockholders' deficiency
  Common stock and additional paid-in capital...........   26,001      20,002
  Deferred stock compensation...........................   (8,353)     (5,843)
  Notes receivable from stockholders....................   (1,974)       (611)
  Accumulated other comprehensive loss..................     (288)        --
  Accumulated deficit...................................  (30,372)    (17,834)
                                                         --------    --------
    Total stockholders' deficiency......................  (14,986)     (4,286)
                                                         --------    --------
      Total liabilities, redeemable preferred stock and
       stockholders' deficiency......................... $ 29,459    $ 37,692
                                                         ========    ========

                                 VALICERT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                           Three Months     Six Months Ended
                                          Ended June 30,        June 30,
                                          ----------------  -----------------
                                           2000     1999      2000     1999
                                          -------  -------  --------  -------
Revenues:
  Software licenses...................... $ 1,698  $    29  $  3,094  $   118
  Subscription fees and other services...     820      222     1,300      301
                                          -------  -------  --------  -------
    Total revenues.......................   2,518      251     4,394      419

Cost of revenues:
  Software licenses......................     242       11       395       18
  Subscription fees and other services...   1,322       43     2,363       72
                                          -------  -------  --------  -------
    Total cost of revenues...............   1,564       54     2,758       90
                                          -------  -------  --------  -------
Gross profit.............................     954      197     1,636      329
                                          -------  -------  --------  -------
Operating expenses:
  Research and development...............   2,501      913     4,412    1,735
  Sales and marketing....................   3,195      813     5,599    1,615
  General and administrative.............     938      282     1,624      561
  Amortization of intangibles............     810      --      1,620      --
  Amortized stock compensation...........     578      --      1,035      --
                                          -------  -------  --------  -------
    Total operating expenses.............   8,022    2,008    14,290    3,911
                                          -------  -------  --------  -------
Operating loss...........................  (7,068)  (1,811)  (12,654)  (3,582)
Interest income (expense), net...........     (12)     (14)      116       (7)
                                          -------  -------  --------  -------
Net loss................................. $(7,080) $(1,825) $(12,538) $(3,589)
                                          =======  =======  ========  =======
Basic and diluted loss per share......... $ (2.69) $ (9.55) $  (5.02) $(37.38)
                                          =======  =======  ========  =======
Shares used in computation of basic and
 diluted net loss per share..............   2,633      191     2,499       96
                                          =======  =======  ========  =======

                                 VALICERT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
Cash flow from operating activities:
 Net loss..................................................  $(12,538) $(3,589)
 Adjustments to reconcile net loss used in operating
  activities:
  Depreciation and amortization............................       919      154
  Amortization of deferred stock compensation..............     1,035      --
  Amortization of goodwill and intangibles.................     1,620      --
  Changes in assets and liabilities
   Accounts receivable.....................................    (2,398)    (198)
   Prepaid expenses and other current assets...............    (1,016)      85
   Other assets............................................       246       32
   Accounts payable and accrued liabilities................     1,635      392
   Deferred revenue........................................       662       27
   Other liabilities.......................................       116       37
                                                             --------  -------
    Net cash used in operating activities..................    (9,719)  (3,060)
                                                             --------  -------
Cash flows from investing activities:
 Property and equipment additions..........................    (2,087)    (955)
 Sale of short-term investments............................     3,116      --
                                                             --------  -------
    Net cash used in (provided by) investing activities....     1,029     (955)
                                                             --------  -------
Cash flows from financing activities:
 Exercise of common stock options..........................       506      --
 Exercise of preferred stock options and warrants..........        81      --
 Proceeds from issuance of preferred stock, net............       --       249
 Repayment of notes payable................................      (397)     --
 Borrowings under line-of-credit agreements................       370    2,865
                                                             --------  -------
    Net cash provided by financing activities..............       560    3,114
                                                             --------  -------
Net increase (decrease) in cash and equivalents............    (8,130)    (901)
Cash and equivalents--beginning of period..................    14,023    1,163
                                                             --------  -------
Cash and equivalents--end of period........................  $  5,893  $   262
                                                             ========  =======
Noncash investing and financing activities:
 Common stock issued in exchange for stockholder notes.....  $  1,363  $   --
                                                             ========  =======
Supplemental disclosure of cash flow information--cash paid
 during the period for interest............................  $    130  $    37
                                                             ========  =======

                                 VALICERT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Basis of Presentation

   The accompanying unaudited interim condensed consolidated financial statements of ValiCert, Inc. and its subsidiaries ("Company") reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented in conformity with generally accepted accounting principles for the interim financial information. Such adjustments are of a normal recurring nature. Intercompany balances and transactions have been eliminated in consolidation.

   The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The result of operations for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on July 27, 2000.

2. Initial Public Offering

   In July 2000, the Company completed an initial public offering in which it sold 4,000,000 shares of common stock at $10 per share and, subsequently, an additional 600,000 shares of common stock were sold at $10 per share in connection with the exercise of the underwriters' over allotment option. The total proceeds from this transaction were approximately $41.0 million, net of underwriters' discounts and other related costs of $5.0 million. Upon the completion of the offering, all shares of preferred stock were automatically converted to common stock on a one for three basis.

3. Acquisition

   On December 30, 1999, the Company acquired Receipt.com (Receipt), a provider of secure data transfer software. The Company exchanged 2,096,137shares of Series C preferred stock with a fair value of $4,213,000 and 2,182,139 shares of common stock with a fair value of $12,314,000 for all the outstanding shares of Receipt. In addition, the Company converted outstanding warrants and options to purchase Receipt common stock into options and warrants to purchase 2,155,603 shares of common stock of the Company with an aggregate fair value of $998,000. To the extent unvested options were converted, the fair value of $3,733,000 representing the portion of the intrinsic value was allocated to deferred compensation to be amortized over the future service period. The aggregate fair value of the transaction, which was accounted for as a purchase, was $17,649,000 assuming an underlying fair value of $5.64 for the Company's common stock. Acquisition costs were $124,000. Assets acquired and liabilities assumed in the acquisition were as follows (in thousands):

       Tangible assets................................................. $ 1,855
       In-process research and development.............................   2,780
       Purchased technology............................................   1,833
       Acquired workforce..............................................     433
       Goodwill........................................................  12,491
       Liabilities assumed.............................................  (1,743)
                                                                        -------
                                                                        $17,649
                                                                        =======

4. Segment Information, Operations By Geographic Area And Significant Customers

   The Company operates primarily in one industry segment: the development and marketing of Internet cryptographic software products. Geographic revenue information is based on the ship-to location of the

                                 VALICERT, INC.

customer. Geographic long-lived asset information is based on the physical location of the assets at each period end. No single country outside of the United States accounted for 10% or more of long-lived assets.

                                                            Three
                                                           Months    Six Months
                                                         Ended June  Ended June
                                                             30,         30,
                                                         ----------- -----------
                                                          2000  1999  2000  1999
                                                         ------ ---- ------ ----
                                                             (in thousands)
   Revenues:
   United States........................................ $1,153 $215 $2,396 $312
   France...............................................    356  --     446  --
   Rest of the world....................................  1,009   33  1,552  107
                                                         ------ ---- ------ ----
                                                         $2,518 $248 $4,394 $419
                                                         ====== ==== ====== ====

5. Common Stock and Net Loss Per Share

   The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share from continuing operations (in thousands):

                                           Three Months     Six Months Ended
                                          Ended June 30,        June 30,
                                          ----------------  -----------------
                                           2000     1999      2000     1999
                                          -------  -------  --------  -------
                                          (in thousands, except per share
                                                      amounts)
   Net loss, basic and diluted........... ($7,080) ($1,825) ($12,538) ($3,589)
                                          =======  =======  ========  =======
   Weighted average common shares
    outstanding..........................   4,528      236     4,224      118

   Weighted average common shares
    outstanding subject to repurchase....  (1,895)     (45)   (1,725)     (22)
                                          -------  -------  --------  -------
   Shares used in computation, basic and
    diluted..............................   2,633      191     2,499       96
                                          =======  =======  ========  =======
   Loss per share, basic and diluted..... ($ 2.69) ($ 9.55) ($  5.02) ($37.38)
                                          =======  =======  ========  =======

   At June 30, 2000 and 1999, options to purchase 6,987,006 and 4,006,206 shares of common stock, and warrants to purchase shares of common stock, were excluded from the calculation of net loss per share as their inclusion would be antidilutive.

6. Comprehensive Loss

   The Company reports comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and developing comprehensive income. Comprehensive loss consists of the Company's reported net loss and the unrealized holding losses on investments and are as follows.

                                            Three Months     Six Months Ended
                                           Ended June 30,        June 30,
                                           ----------------  -----------------
                                            2000     1999      2000     1999
                                           -------  -------  --------  -------
                                                    (in thousands)
   Net loss............................... ($7,080) ($1,825) ($12,538) ($3,589)
   Net unrealized (loss) on investments...    (223)     --       (288)     --
                                           -------  -------  --------  -------
   Total comprehensive loss............... ($7,303) ($1,825) ($12,826) ($3,589)
                                           =======  =======  ========  =======

                                 VALICERT, INC.

7. Recent Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides the SEC staff's views on selected revenue recognition issues. The guidance in SAB 101 must be adopted during the fourth quarter of 2000, and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the year, with a restatement of all prior interim quarters in the year. Management is evaluating the effects, if any, that SAB 101 may have on the Company's income statement presentation, operating results or financial position.

   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Subsequently, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133. SFAS No. 133 will be effective for the Company's fiscal year ending December 31, 2001. Although management has not fully assessed the implications of SFAS 133, management believes that this statement will not have a significant impact on the Company's financial position, results of operations or cash flows.

   In March 2000, FASB issued Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the "Factors That May Affect Results of Operations" and elsewhere in this report, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

   The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations set forth in the final prospectus in our registration statement on Form S-1 (No. 333-37020) on file with the SEC.

Overview

Business

   We develop and market software products and services that organizations use to conduct valid, secure and provable transactions over the Internet. From 1996 through 1998, we primarily focused our activities on:

  . conducting research and development,

  . raising capital,

  . recruiting personnel and

  . establishing distribution channels for our software products.

   We started commercial shipments of our validation authority software products during the first quarter of 1999, and substantially all of our revenues have come from the licensing of our validation authority products. We also offer secure data transfer products and digital receipt products and services, which we obtained from our acquisition of Receipt.com in December 1999. As of June 30, 2000, we had over 90 customers, including Hanwha Corporation, PricewaterhouseCoopers, Society for Worldwide Interbank Financial Telecommunication, or S.W.I.F.T., Unisys and Visa.

The general terms of our contracts

   We sell our products and services to enterprise end users who use them to conduct business within their organization and with their trading partners. Our contracts with enterprise end users for our validation authority and digital receipt products consist of a renewable subscription fee that entitles them to validate or notarize a stated number of transactions during a specified period and receive maintenance and support services. These customers are required to renew their subscription to continue using our products and services after expiration of the initial period. Enterprise end users who purchase our secure data transfer products enter into perpetual license arrangements for an up front fee and contract for annual maintenance and support.

   We also sell our products and services to service provider customers who use them to implement their branded validation and digital receipt products and services. Our contracts with these customers specify a combination of an initial software license fee, a renewable subscription fee providing rights similar to those received by corporate end users, and optional maintenance and support fees.

Revenue recognition policy

   During the second quarter of 2000, we introduced new contract arrangements with our enterprise end-user and service provider customers related to subscription fees, which require us to provide additional services during the subscription period. These fees will be recognized ratably over the subscription period, typically one year. By contrast, our previous contract arrangements, which did not require ongoing service obligations, typically resulted in recognition of license revenues upon product shipment. Under these new arrangements the customer is entitled to receive services and use the license over the license term or the utilization of a stated number of transactions, if earlier. The fee for the arrangement will be recognized ratably over the license term and accelerated if the customer utilizes the stated maximum number of transactions before the expiration of the term. Upon the earlier of the expiration of the license term or utilization of the specified transactions, the customer will be required to pay an additional fee if the customer desires to continue to use the software. We do not intend to grant any concessions for underutilized transactions.

   Our revenues come from software license fees, subscription fees, consulting services, and maintenance and support. Software license revenues are comprised of upfront fees for the use of our software products. We recognize revenue from license fees when:

  . an agreement has been signed,

  . the product has been delivered,

  . vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement,

  . the fee is fixed or determinable, and

  . collectibility is probable.

   When we deliver our software products electronically, we consider the sale complete when we provide the customer with the access codes for immediate possession of the software. When contracts contain multiple product and service elements, we account for the revenue related to these elements using the residual method as current accounting standards require. We recognize revenues when the fees are fixed and determinable. For those arrangements that include fees that may not be fixed or determinable at the time of shipment, we recognize revenue when these fees are due and payable. If we do not consider collectibility probable, we recognize the revenue when the fee is collected. Any arrangements in the future that include extended payment terms, cancellation privileges, trial periods or rights to return or exchange software products will result in the fee not being fixed and determinable.

   If maintenance and support or consulting services are included in a license agreement, amounts related to these services are allocated based on vendor-specific objective evidence. We recognize future subscription fees ratably over the related service period. Customer contracts that require delivery of unspecified additional software products in the future are accounted for as subscriptions, and we recognize this revenue ratably over the term of the arrangement beginning with the delivery of the first product. We recognize consulting revenue as these services are provided to the customer. We recognize revenue from maintenance and support arrangements on a straight-line basis over the life of the agreement, which is typically one year.

Acquisition of Receipt.com

   In executing our product development plans, we consider both internal research and development and the acquisition or licensing of emerging technologies from third parties. We believe that time-to-market is critical to success in the rapidly evolving Internet security infrastructure market, where we must compete with well-established companies and where our products must integrate with the predominant operating systems and network protocols within the enterprise computing environment. We must continually evaluate whether it is more efficient and effective to develop a given solution internally, or to license or acquire a technology. We acquired Receipt.com in December 1999 for approximately $21.2 million in common and preferred stock and the assumption of liabilities. We accounted for the acquisition using the purchase method of accounting. Receipt.com is a provider of secure data transfer software and, at the date of acquisition, was in the process of developing its digital receipt software product.

   If our acquisition of Receipt.com had taken place on January 1, 1999, we would have had pro forma combined revenues of $2.9 million in 1999. Our pro forma combined costs and expenses for 1999 would have been $20.9 million, including $4.8 million of costs and expenses from Receipt.com, $3.2 million in amortization of intangible assets and $933,000 of deferred compensation expense for the acquisition. Pro forma combined other income for the year would have been $121,000 and net loss would have been $17.8 million, or $7.30 per share. This pro forma data does not include a one-time charge of $2.8 million for acquired in-process research and development arising from the acquisition, as it was a material nonrecurring charge. Because of the significance of this acquisition, our historical financial condition and results of operations should not be considered as indicative of our future performance. Likewise, our financial condition and results of operations as of dates and for periods after the acquisition are not comparable to our financial condition and results of operations before the acquisition.

   We have incurred substantial costs to develop our technologies and software products, to recruit and train personnel for our engineering, sales and marketing and technical support organizations, and to establish an administrative department. We have incurred net losses in each year of operation and had an accumulated deficit of $30.4 million as of June 30, 2000. We expect that our operating expenses will increase substantially in future periods as we continue to grow our domestic and international sales and marketing organizations, increase research and development, broaden technical support services and expand our data center operations. We also expect to incur non-cash expenses relating to amortization of deferred stock compensation, goodwill and other intangible assets. We have incurred losses and expect to continue to incur losses.

Results of Operations

Three Months Ended June 30, 2000 and 1999

 Revenues

   Revenues increased to $2.5 million for the three months ended June 30, 2000 from $251,000 for the three months ended June 30, 1999 due to increased sales of software licenses of $1.7 million related to licenses of our products and increased subscription fees and other services of $598,000 related to increased consulting and support services. Revenues for the three months ended June 30, 2000 included $1.7 million for software license revenues and $820,000 for subscription fees and other services revenues.

 Cost of revenues

   Cost of software license revenues. Cost of software license revenues consists of royalty costs related to technology licensed from third parties. These costs increased to $242,000 for the three months ended June 30, 2000 from $11,000 for the three months ended June 30, 1999 due to increased software license revenues. Cost of software license revenues as a percentage of software license revenues decreased to 14.3% for the three months ended June 30, 2000 from 37.9% for the three months ended June 30, 1999 as a result of greater software license revenues.

   Cost of subscription fees and other services revenues. Cost of subscription fees and other services relate to operating our secure data center and providing consulting and support services. The cost of subscription fees and other services revenues increased to $1.3 million of subscription fees for the three months ended June 30, 2000 from $43,000 for the three months ended June 30, 1999. During the three months ended June 30, 2000, these costs included compensation and other personnel-related expenses of $592,000 and depreciation of $315,000. In addition, $734,000 of this increase was due to the inclusion of expenses related to the operation of our secure data center that were included in cost of sales for the first time during the quarter ended March 31, 2000, as the data center became operational at the end of December 1999. An additional $321,000 of the increase related to salaries and other personnel-related costs for consulting and support services. As a result of these expenses, the cost of subscription fees and other services increased to 161.2% of subscription fees and other services revenue for the three months ended June 30, 2000 from 23.9% for the three months ended June 30, 1999.

 Operating expenses

   Research and development. Research and development expenses consist of salaries and other personnel-related costs, third-party consulting services, and the costs of facilities and computer equipment. Research and development expenses increased to $2.5 million during the three months ended June 30, 2000 from $913,000 during the three months ended June 30, 1999, an increase of 173.9%, as we continued to invest in the design, testing and deployment of our products and services. Of this increase, $1.1 million related to increases in salaries and other personnel-related costs. Research and development expenses as a percentage of revenues decreased to 99.3% for the three months ended June 30, 2000 from 363.7% for the three months ended June 30, 1999 as a result of the increase in our revenues.

   Sales and marketing. Sales and marketing expenses consist of costs related to salaries and other personnel-related costs, sales commissions, tradeshows, marketing programs, travel, facilities and computer equipment. Sales and marketing expenses increased to $3.2 million during the three months ended June 30, 2000 from $813,000 during the three months ended June 30, 1999, an increase of 293.0%, as we continued to expand our domestic and international direct sales organization and increased our marketing efforts. Of this increase, $1.4 million related to salaries, commissions and other personnel-related costs. Sales and marketing expenses as a percentage of revenues decreased to 126.9% for the three months ended June 30, 2000 from 323.9% for the three months ended June 30, 1999 as a result of the increase in our revenues.

   General and administrative. General and administrative expenses consist of salaries and other personnel-related costs for our administrative, finance and human resources employees; legal and accounting services; and facilities costs. General and administrative expenses increased to $938,000, or 37.3% of revenue, during the three months ended June 30, 2000 from $282,000 during the three months ended June 30, 1999, an increase of 232.6%. Of this increase, $325,000 related to salaries and other personnel-related costs and $163,000 related to legal, accounting and other consulting services. General and administrative expenses as a percentage of revenues decreased to 37.3% for the three months ended June 30, 2000 from 112.4% for the three months ended June 30, 1999, primarily as a result of the increase in our revenues

   Amortization of intangibles. On December 30,1999, we acquired Receipt.com in a transaction which was recorded using the purchase method of accounting. With this purchase, we recorded goodwill of $12.5 million and other intangibles of $2.3 million. An expense of $810,000 was recorded in the quarter ended June 30, 2000 for the amortization of goodwill over a five year period and other intangibles over three years.

   Amortization of stock compensation. Deferred stock compensation represents the difference between the exercise price of stock options granted and the estimated fair market value of the underlying common stock on the date of the grant. As of December 31, 1999, we had recorded deferred stock compensation costs of $3.7 million for stock options we assumed as part of our acquisition of Receipt.com and an additional $2.3 million related to the grant of other employee stock options. Deferred stock compensation costs are being amortized over approximately four years, which resulted in an expense of $578,000 during the three months ended June 30, 2000. We incurred additional deferred stock compensation of $1.1 million related to stock options granted during the three months ended June 30, 2000.

   Interest income (expense), net. Interest income (expense), net, consists of interest earned on cash, cash equivalents and short-term investments offset by interest expense, primarily incurred on equipment lease obligations. Net interest expense was $12,000 during the three months ended June 30, 2000 and $14,000 during the three months ended June 30, 1999.

   Income taxes. We have incurred net losses for federal and state tax purposes and have not recognized any material tax provision or benefit. As of December 31, 1999, we had net operating loss carryforwards of $17.5 million for federal income tax purposes and $11.4 million for state income tax purposes. These net operating loss carryforwards expire at various times through 2004 if they are not used.

   We have placed a valuation allowance against our net deferred tax assets to reduce them to amounts that we believe are more likely than not to be realized. The allowance totaled $8.0 million at December 31, 1999, resulting in no net deferred asset. We evaluate on a quarterly basis the recoverability of net deferred tax assets and the level of the valuation allowance. When we have determined that it is more likely than not that the net deferred tax assets are realizable, we will reduce the valuation allowance.

Six Months Ended June 30, 2000 and 1999

 Revenues

   Revenues increased to $4.4 million for the six months ended June 30, 2000 from $419,000 for the six months ended June 30, 1999 due to increased sales of software licenses in the amount of $3.0 million related to licenses of our products and increased subscription fees and other services in the amount of $1.0 million related to increased consulting and support services. Revenues for the six months ended June 30, 2000 included $3.1 million for software license revenues and $1.3 million for subscription fees and other services revenues.

 Cost of revenues

   Cost of software license revenues. Cost of software license revenues increased $377,000 to $395,000, or 12.8% of software license revenues, for the six months ended June 30, 2000 from $18,000 for the six months ended June 30, 1999 due to increased software license revenues.

   Cost of subscription fees and other services revenues. Cost of subscription fees and other services increased to $2.3 million for the six months ended June 30, 2000 from $72,000 for the six months ended June 30, 1999. This increase was due to the inclusion of expenses related to the operation of our secure data center, which were included in cost of sales for the first time during the quarter endedMarch 31, 2000, as the data center became operational at the end of December 1999. The increase also included $875,000 related to compensation and other personnel-related expenses and $620,000 related to depreciation. Cost of subscription fees and other services was 179.3% of subscription fees and other services revenue for the six months ended June 30, 2000 and 23.9% for the six months ended June 30, 1999.

 Operating expenses

   Research and development. Research and development expenses increased to $4.4 million for the six months ended June 30, 2000 from $1.7 million for the six months ended June 30, 1999, an increase of 154.3%, as we continued to invest in the design, testing and deployment of our products and services. Of the increase, $2.0 million related to increases in salaries and other personnel-related costs. Research and development expenses as a percentage of sales decreased to 100.4% for the six months ended June 30, 2000 from 414.1% for the six months ended June 30, 1999 as a result of the increase in our revenues.

   Sales and marketing. Sales and marketing expenses increased to $5.6 million for the six months ended June 30, 2000 from $1.6 million for the six months ended June 30, 1999, an increase of 246.7%, as we continued to expand our domestic and international direct sales organization and increased our marketing efforts. Of this increase, $2.6 million related to salaries, commissions and other personnel-related costs; $435,000 related to tradeshows and marketing programs; and $410,000 related to increased travel costs. Sales and marketing expenses as a percentage of sales decreased to 127.4% of revenues for the six months ended June 30, 2000 from 385.4% of revenues for the six months ended June 30, 1999 as a result of the increase in our revenues.

   General and administrative. General and administrative expenses increased to $1.6 million for the six months ended June 30, 2000 from $561,000 for the six months ended June 30, 1999, an increase of 189.5%. Of this increase, $578,000 related to salaries and other personnel-related costs and $345,000 related to increased legal, accounting and other consulting services. General and administrative expenses as a percentage of sales decreased to 37.0% of total revenues for the six months ended June 30, 2000 from 133.9% for the six months ended June 30, 1999as a result of the increase in our revenues.

   Amortization of intangibles. On December 30,1999, we acquired Receipt.com in a transaction which was recorded using the purchase method of accounting. With this purchase, we recorded goodwill of $12.5 million and other intangibles of $2.3 million. An expense of $1.6 million was recorded during the six months ended June 30, 2000 for the amortization of goodwill over a five year period and other intangibles over three years.

   Amortization of stock compensation. Deferred stock compensation represents the difference between the exercise price of stock options granted and the estimated fair market value of the underlying common stock on the date of the grant. As of December 31, 1999, we had recorded deferred stock compensation costs of $3.7 million for stock options we assumed as part of our acquisition of Receipt.com and an additional $2.3 million related to the grant of other employee stock options. Deferred stock compensation costs are being amortized over approximately four years on the single option method, which resulted in an expense of $1.0 million during the six months ended June 30, 2000.

   Interest income (expense), net. Net interest income increased to $116,000 for the six months ended June 30, 2000 from a net expense of $7,000 for the six months ended June 30, 1999 due to an increased level of cash available for investment, primarily from the proceeds of a private equity financing.

   You should not rely on quarter-to-quarter comparisons of our results of operations as indicators of future performance due to our limited operating history, the early stage of our markets and factors discussed in Factors That May Affect Future Results of Operations below and in our registration statement on Form S-1 declared effective by the SEC on July 27, 2000 (SEC file number 333-37020). In particular, because our base of customers and the number of additional customer licenses we enter into each quarter are still relatively small, the loss or deferral of a small number of anticipated large customer orders in any quarter could result in a significant variability in revenues for that quarter. We acquired Receipt.com in December 1999 and our results of operations for periods after that acquisition are not and will not be comparable to our results of operations for prior periods. If in some future periods our operating results are below the expectations of public market analysts or investors, the price of our common stock may fall.

Liquidity and Capital Resources

 Funding to date

   We have funded our operations through June 30, 2000 through the private sale of our equity securities with aggregate net proceeds of approximately $30.0 million. At June 30, 2000, we had cash and cash equivalents and short- term investments of $5.9 million. We also have a bank credit line in the amount of $2.5 million under which we have pledged substantially all of our assets, including patents and other intellectual property, to secure borrowings under this facility. There were no borrowings outstanding under this line as of June 30, 2000. The bank credit line requires us to maintain a defined quick ratio of
2.5 and a tangible net worth of $5.0 million. At June 30, 2000, we were in compliance with these financial covenants. In July 2000, we completed an initial public offering of our common stock that resulted in raising additional equity, net of offering costs, of approximately $41.0 million. We anticipate using available cash to provide working capital and otherwise fund our operations and to purchase capital equipment and make leasehold improvements. We anticipate using available cash to provide working capital and otherwise fund our operations and to purchase capital equipment and make leasehold improvements.

 Uses of cash

   Net cash used in operating activities of $383,000 in 1997, $3.8 million in 1998, $6.6 million in 1999 and $9.7 million in the six months ended June 30, 2000, was primarily used to fund our operating losses. Net cash used for operating activities in the six months ended June 30, 2000 related primarily to an operating loss of

$12.5 million partially offset by non-cash depreciation and amortization expenses of $3.6 million. Net cash used for operating activities in 1999 related primarily to an operating loss of $12.8 million partially offset by non-cash depreciation and amortization expenses of $3.7 million, an increase in accounts payable of $2.5 million and other changes in working capital. Net cash used for operating activities in 1997 and 1998 related primarily to funding our operating losses.

   Net cash used in investing activities was $855,000 in 1998 and $4.4 million in 1999, and primarily related to capital equipment expenditures and net short-term investments. Net cash from investing activities of $1.0 million for the six months ended June 30, 2000 was provided by the sale of short-term investments offset in part by capital equipment expenditures. Capital equipment expenditures primarily related to the purchase of computer hardware and software, office furniture and equipment, and leasehold improvements. We expect continued increases in capital expenditures and lease commitments due to growth in operations, infrastructure and personnel.

 Sources of cash

   Net cash provided by financing activities was $830,000 in 1997, $5.3 million in 1998, $23.9 million in 1999 and $560,000 for the six months ended June 30, 2000. Net cash was provided primarily from sales of capital stock and, to a more limited extent, borrowings and the exercise of warrants and stock options.

 Future funding requirements

   We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses, and our capital expenditures to execute our business strategy. We anticipate that these operating expenses and planned capital expenditures will constitute a material use of our cash resources. We may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines.

   We believe that the net proceeds from the sale of the common stock in our initial public offering, current cash balances and borrowing available under our credit facilities will be sufficient to meet our working capital needs for at least the next 12 months. After that, we may require additional funds. We may not be able to obtain adequate or favorable financing at that time. Any additional financing may dilute your ownership interest in ValiCert. New equity securities could have rights senior to those of our common stockholders.

Factors That May Affect Future Results of Operations

   In addition to the other information in this report, the following factors should be considered carefully in evaluating our business before purchasing shares of our stock.

                         Risks Related to Our Business

Because we have only recently introduced our products and services, it is difficult for us to evaluate our prospects.

   We introduced our first commercial product in the first quarter of 1999 and have generated only limited revenues. Because we have a limited operating history with our products and services, and because our sources of potential revenue may continue to shift as our business develops, our future operating results and our future stock prices are difficult to predict. Our success also depends in part on the rate and timing of the growth and use of public key infrastructure and electronic payments and other Internet security technologies.

Our sales cycle causes unpredictable variations in our operating results, which could cause our stock price to decline.

   The length of our sales cycle is uncertain, which makes it difficult to accurately forecast the quarter in which our sales will occur. This may cause our revenues and operating results to vary from quarter to quarter.

We spend considerable time and expense providing information to prospective customers about the use and benefits of our products and services without generating corresponding revenue. Our expense levels are relatively fixed and we do not know when particular sales efforts will begin to generate revenues.

   Prospective customers of our products and services often require long testing and approval processes before making a purchase decision. The process of entering into a licensing arrangement with a potential customer may involve lengthy negotiations. In the past, our sales cycle has ranged from one to nine or more months. Our sales cycle is also subject to delays because we have little or no control over customer-specific factors, including customers' budgetary constraints and internal acceptance procedures. Because our technology must often be integrated with the products and services of other vendors, there may be a significant delay between the use of our software and services in a pilot system and its commercial deployment by our customers.

   Because the length of our sales cycle is uncertain, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance. Our failure to meet these expectations would likely cause the market price of our common stock to decline.

We have not been profitable, and if we do not achieve profitability, our business may fail.

   We have incurred significant net losses. We incurred net losses of $530,000 in 1997, $4.0 million in 1998, $12.8 million in 1999 and $12.5 million in the six months ended June 30, 2000. As of June 30, 2000, we had incurred cumulative losses of $30.4 million. You should not consider recent quarterly revenue growth as indicative of our future performance. We may not sustain similar levels of growth in future periods and our revenues could decline. We will continue to increase our sales and marketing, research and development and general and administrative expenses.

   We will need to generate significantly higher revenues to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly or decline, if our gross margins do not improve, or if our operating expenses exceed our expectations, our operating results will suffer and our stock price may fall.

We rely on, and expect to continue to rely on, a limited number of customers for a significant percentage of our revenues, and if any of these or other significant customers stops licensing our software products and services, our revenues could decline.

   A limited number of customers has accounted for a significant portion of our revenues. In 1999, Visa accounted for 21.4% of our revenues and PricewaterhouseCoopers accounted for 13.9% of our revenues. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers. We do not have long-term contracts with our customers that obligate them to license our software products or use our services. We cannot be certain that we will retain our customers or that we will be able to obtain new customers. If we were to lose one or more customers, our revenues could decline.

We do not have an adequate history with the recent change in our licensing arrangements to predict our revenue or operating results, which may prevent investors from assessing our prospects.

   We recently introduced a new licensing arrangement that includes a subscription fee during the license period. This new arrangement will result in our recognizing subscription fees ratably over the related service period. Previously, our licensing arrangements resulted in our recognizing the majority of license revenues upon shipment of software to our customers. We do not have an adequate history with this new licensing arrangement to be able to predict customers' acceptance of this arrangement or to forecast our revenue or operating results accurately.

Because our customers may not renew their annual subscriptions, our revenues may not increase as anticipated.

   We have only recently made our software products and services commercially available and we do not have a history of customers renewing their annual subscriptions with us. If a significant portion of our customers do not renew their annual subscriptions for our software products and services, our revenues could decline and our business could be harmed. Our service provider customers are implementing new business models, which, if not successful, could result in our service provider customers not renewing their annual subscriptions with us.

Failure to maintain and enter into new strategic alliances could inhibit the adoption of our products and services.

   One of our significant business strategies has been to enter into strategic or other similar collaborative alliances to increase the adoption of our products and services. If we are unable to maintain our strategic alliances or enter into additional strategic alliances, the adoption of our products and services would be impeded.

   Our strategic alliances do not, and any future strategic alliances may not, grant us exclusive marketing or distribution rights. The other parties may not view their alliances with us as significant for their own businesses. They could reduce their commitment to us at any time in the future. These parties could also pursue alternative technologies or develop alternative products and services, either on their own or in collaboration with others, including our competitors.

If we fail to manage our potential growth, we may be unable to effectively run our operations, including the sales, marketing and support of our products.

   Our growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. If we fail to manage our growth effectively, we may be unable to provide adequate service to our customers and our operations may be disrupted. We have grown from 31 employees at December 31, 1998 to 161 employees at June 30, 2000. We have also opened additional sales offices and have significantly expanded our operations, both in the United States and abroad, during this time period. To be successful, we will need to implement additional management information systems, develop our operating, administrative, financial and accounting systems and controls, and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations.

If our data center proves to be unreliable or is subject to failures, our reputation could be damaged and our business could be harmed.

   An increasing number of our customers require us to provide computer and communications hardware, software and Internet networking systems to them as an outsourced data center service. All data centers, whether hosted by us, our customers, or by an independent third party to which we outsource this function, are vulnerable to damage or interruption from natural disasters, power loss, telecommunications failure or other similar events. Our principal executive offices and data center are located near San Francisco, California in an area that has been subject to severe earthquakes. We do not have earthquake insurance on our data center or an operational disaster recovery facility. If an earthquake or other disaster causes an operations failure, our operations will be interrupted, our expenses may increase and our revenues may decline.

Our revenue would likely decline if we do not grow and develop our direct sales and indirect distribution channels.

   Our failure to grow and develop our direct sales channel and increase the number of our indirect distribution channels could significantly harm our ability to sell our products and services. We must increase the number of strategic and other third-party relationships with vendors of Internet-related systems and application software, resellers and systems integrators. Our channel partners may choose to devote greater resources to marketing and supporting the products of other companies.

We depend upon certificate status data made available by third parties; if our access to that data is limited or denied, our revenues could decline.

   Our business depends upon our continuing access to data for the issuance and revocation of digital certificates by certificate authorities and other third parties, including businesses and governmental entities. We depend upon our ability to negotiate arrangements with these certificate authorities, some of which are our competitors, and other third parties to make this data available to us. If our access to this data is limited or denied by one or more certificate authorities or other third parties, our ability to verify and validate digital certificates would be impaired, perhaps severely, which could cause a decline in our revenues and in the value of your investment.

We are dependent on technologies provided by third parties, and any termination of our right to use these technologies could increase our costs, delay product development and harm our reputation.

   We have developed our products and services partially based on technology we license on a non-exclusive basis from third parties. We expect that, in the future, we will continue to have to license technologies from third parties. Our inability to continue to license on commercially reasonable terms, one or more of the technologies that we use or our failure to obtain the right to use future technologies could increase our costs and delay or possibly prevent product development. Our licensing agreements may be terminated by the other parties to these contracts, or may not be renewed on favorable terms or at all. We may not be able to license new technologies on favorable terms, if at all.

If we lose the services of our senior management or key personnel, our ability to develop our business and secure customer relationships will suffer.

   We are substantially dependent on the continued services and performance of our senior management and other key personnel. We do not maintain key person insurance on any of our executive officers. The loss of the services of any of our executive officers or other key employees, particularly Joseph Amram, our president and chief executive officer, and Srinivasan Krishnan, our chairman and chief technology officer, could significantly delay or prevent the achievement of our development and strategic objectives.

If we are unable to recruit or retain qualified personnel, we will be unable to manage our business and develop new products.

   We must continue to identify, recruit, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing and professional services personnel, particularly software engineers. The failure to recruit and retain necessary technical, managerial, sales, marketing and professional services personnel could harm our ability to obtain new customers and develop new products. Competition for these personnel is intense, and we may not be able to successfully recruit, assimilate or retain the kind and number of qualified personnel we need.

Our failure to protect our intellectual property could reduce our revenue or cause us to undertake costly litigation.

   Attempts by others to utilize our intellectual property rights could undermine our ability to retain or secure customers. The laws of some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Enforcing our intellectual property rights could be time consuming and costly. We also rely on outside licensors for patent and software license rights in encryption technology that is necessary for the operation of our products and services. Any inability to continue to obtain or use this technology could increase our expenses and delay our product development efforts.

Any claim of infringement by third parties could be costly to defend, and if we are found to be infringing upon the intellectual property rights of third parties, we may be required to pay substantial licensing fees.

   We may increasingly become subject to claims of intellectual property infringement by third parties as the number of our competitors grows and the functionality of their products and services increasingly overlaps with ours. Any litigation could result in substantial costs and diversion of management's attention and resources. We recently were informed that a United States patent, number 6097811, has been issued to its inventor. Based on our review of the patent, we do not believe that it will have a material adverse effect on our business.

   We are aware of pending and issued United States and foreign patent rights owned by third parties that relate to cryptography technology. Third parties may assert that we infringe their intellectual property rights based upon issued patents, trade secrets or know-how that they believe cover our technology. Parties making these claims may be able to obtain injunctive or other equitable relief that could block our ability to further develop or commercialize some or all of our products in the United States and abroad. If a party asserts a claim of infringement against us, we may be required to obtain one or more licenses from or pay royalties to third parties. We cannot assure you that we will be able to obtain these licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain the license could hurt our business.

Because our products and services are complex and may contain errors or defects that are not found until after they are used by our customers, any undiscovered errors or defects could seriously harm our reputation and our ability to generate sales to new or existing customers.

   Our software products and services are complex and are generally used in systems with other vendors' products. They can be adequately tested only when they are successfully integrated with these systems. Errors may be found in new products or releases after shipment and our products and services may not operate as expected. Errors or defects in our products and services could result in:

  . loss of revenues and increased service and warranty costs,

  . delay in market acceptance and sales and

  . injury to our reputation.

If we are unable to raise additional capital when needed, we may be unable to develop or enhance our products and services.

   We may need to seek additional funding in the future. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. We may also be required to reduce operating costs through lay-offs or reduce our sales and marketing or research and development efforts. If we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock.

We rely on public key cryptography and other security techniques that could be breached, resulting in reduced demand for our products and services.

   A requirement for the continued growth of electronic commerce is the secure transmission of confidential information over public networks. We rely on public key cryptography, an encryption method that utilizes two keys, a public and private key, for encoding and decoding data, and on digital certificate technology, to provide the security and authentication necessary for secure transmission of confidential information. Regulatory and export restrictions may prohibit us from using the strongest and most secure cryptographic protection available, and may expose us or our customers to a risk of data interception. A party who is able to circumvent our security measures could misappropriate proprietary information or interrupt our or our customers' operations. Any compromise or elimination of our security could result in risk of loss or litigation and possible liability and reduce demand for our products and services.

If we are not able to continue to include our public root keys within software applications, our customers may not use our services.

   If we are not able to continue to include our public root keys within software applications, including Microsoft Windows 2000, the Microsoft Internet Explorer browser and the Netscape browser, customers might perceive our outsourced services as too cumbersome to use. These applications use our public root keys to insure that digitally signed objects which are generated by our validation authority and digital receipt services are trustworthy and have not been tampered with or corrupted. The initial term of our root key arrangement with Netscape ends in December 2000 and we cannot assure you that this arrangement will be continued. Our root key arrangement with Microsoft may not be extended to cover subsequent releases of Microsoft Windows 2000 or the Microsoft Internet Explorer browser.

We could incur substantial costs resulting from product liability claims relating to our customers' use of our products and services.

   Any disruption to a customer's website or application caused by our products or services could result in a claim for substantial damages against us. Our insurance coverage may not continue to be available on reasonable terms or in amounts sufficient to cover one or more large claims. Our insurer may also disclaim coverage on any claims we make, which could result in substantial costs to us.

                         Risks Related to Our Industry

If the market for our secure online transaction products and services fails to develop and grow, we may be unable to increase our revenue and achieve profitability.

   If the market for our products and services fails to develop and grow, or if our products and services do not gain broad market acceptance, we may not be able to increase our revenue, achieve profitability and continue operations. Our success will depend upon the adoption and use by current and potential customers and their end-users of secure online transaction products and services. Our success will also depend upon acceptance of our technology as the standard for providing these products and services. Our ability to achieve our goals also depends upon rapid market acceptance of future enhancements of our products. Any enhancement that is not favorably received by customers and end-users may not be profitable and could damage our reputation or brand name.

The intense competition in our industry could reduce our market share or eliminate the demand for our software products and services, which could harm our business.

   Competition in the security infrastructure market is intense. If we are unable to compete effectively, our ability to increase our market share and revenue will be harmed. We compete with companies that provide individual products and services that are similar to our software products and services. Certificate authority software vendors and vendors of other security products and services could enter the market and provide end-to-end solutions which might be more comprehensive than our solutions. They may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products. We expect that competition will increase which could result in pricing pressures, reduced margins or the failure of our Internet-based security products and services to achieve or maintain market acceptance.

Our ability to increase revenue depends on the wide adoption of the Internet for conducting electronic commerce.

   If the Internet is not widely adopted as a medium for conducting electronic commerce, we may be unable to increase our revenue and achieve profitability. Because electronic commerce over the Internet is new and evolving, it is difficult to predict the size of this market and its sustainable growth rate. Many businesses and consumers have been deterred from utilizing the Internet for a number of reasons, including:

  . potentially inadequate development of network infrastructure;

  . security concerns including the potential for merchant or user impersonation and fraud or theft of stored data and information communicated over the Internet;

  . inconsistent quality of service; and

  . inability to integrate business applications on the Internet.

   The adoption of the Internet will require a broad acceptance of new methods of conducting business and exchanging information. Companies, government agencies and individuals may be reluctant to adopt these new methods.

   The use of the Internet may not increase or may increase more slowly than we expect because of delays in development or adoption of new standards and protocols to handle expected increased levels of activity or by increased governmental regulation. Changes in, or insufficient availability of, communications services to support the Internet could result in poor performance and adversely affect its usage.

Public key cryptography security, on which our products and services are based, may become obsolete, which would harm our business.

   The technology used to keep private keys confidential depends in part on the application of mathematical principles and relies on the difficulty of factoring large numbers into their prime number components. Should a simpler factoring method be developed, then the security of encryption products utilizing public key cryptography technology could be reduced or eliminated. Even if no breakthroughs in factoring or other methods of attacking cryptographic systems are made, factoring problems can theoretically be solved by computer systems significantly faster and more powerful than those presently available.

Our products are subject to export controls. If we are unable to obtain necessary approvals, our ability to make international sales could be limited.

   Exports of software products utilizing encryption technology are generally restricted by the United States and various foreign governments. Cryptographic products typically require export licenses from United States government agencies. Our inability to obtain required approvals under these regulations could limit our ability to make international sales. We are exporting software products and services with requisite export approval under United States law. The list of products and countries for which export approval is required, and the related regulatory policies, could be expanded and we may not be able to obtain necessary approval for the export of our products. Our competitors may also seek to obtain approvals to export products that could increase the amount of competition we face.

                                  Other Risks

Our executive officers, directors and major stockholders own a substantial amount of our stock, and their interests may conflict with yours.

   Our executive officers, directors and major stockholders beneficially owned approximately 41.1% of our outstanding common stock, based on shares outstanding as of April 30, 2000 and including the shares we issued in our initial public offering in July 2000. These stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

Provisions in our charter documents and Delaware law could prevent or delay a change in control, which could reduce the market price of our common stock.

   Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Provisions of Delaware law may discourage, delay or prevent someone from acquiring or merging with us. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

   The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors. The price of our common stock has been, and is likely to be, volatile. Factors including future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in our product pricing policies or those of our competitors, proprietary rights or other litigation, changes in earnings estimates by analysts and other factors could cause the market price of our common stock to fluctuate substantially. In addition, stock prices for many technology companies fluctuate widely for reasons, which may be unrelated to operating results. These fluctuations, as well as general economic, market and political conditions, may harm the market price of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

   Most of our debt obligations have been at fixed interest rates, and the fair value of these obligations is affected by changes in market interest rates. Our cash equivalents and short-term investments are primarily comprised of high-grade commercial paper and highly liquid deposits with financial institutions. A change in market interest rates does not materially affect the fair market value of the underlying securities.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c) Recent Sales of Unregistered Securities.

   During the three months ended June 30, 2000, ValiCert, Inc. issued and sold the following unregistered securities:

   Options to purchase 622,400 shares of our common stock on various dates to directors, employees and consultants under our 1998 Stock Plan. These options were issued in connection with employment or other service relationships, and no consideration was paid by the recipients for the options. The exercise price of the options is the fair market value determined on the date of exercise, and the options are generally on the standard terms for options issued under the 1998 Stock Plan. In addition, 347,978shares of our common stock were exercised on various dates pursuant to employee options.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   In June 2000, we submitted to our stockholders six proposals in connection with our initial public offering of Common Stock. The following is a brief description of each proposal and the number of votes cast by written consent FOR the proposal and AGAINST the proposal and the number of abstentions with respect to each proposal. Each proposal was approved by written consent of the stockholders and became effective in July 2000.

  (a) The stockholders approved an amendment to our Third Amended and Restated Certificate of Incorporation, which, among other things, affected a one-for-three reverse stock split and adopted certain anti-takeover measures.

     Shares voted FOR:     14,500,212
     Shares voted AGAINST: 116,600
     Shares abstaining:    97,013

  (b) The stockholders approved our Fourth Amended and Restated Certificate of Incorporation, which, among other things, adopted certain anti-takeover measures and reduced the number of authorized shares of Preferred Stock.

     Shares voted FOR:     14,631,195
     Shares voted AGAINST: 93,786
     Shares abstaining:    55,507

  (c) The stockholders approved our Amended and Restated Bylaws.

     Shares voted FOR:     14,704,081
     Shares voted AGAINST: 10,696
     Shares abstaining:    65,713

  (d) The stockholders approved an amendment to our 1998 Stock Plan, which, among other things, increased the option reserve.

     Shares voted FOR:     14,012,471
     Shares voted AGAINST: 1,449,459
     Shares abstaining:    43,291

  (e) The stockholders approved the adoption of our 2000 Employee Stock Purchase Plan.

     Shares voted FOR:     14,588,829
     Shares voted AGAINST: 5,017
     Shares abstaining:    186,645

  (f) The stockholders approved the form of indemnity agreement to be entered into between us and our directors, officers and key employees.

     Shares voted FOR:     14,712,161
     Shares voted AGAINST: 15,000
     Shares abstaining:    53,330

ITEM 5. OTHER INFORMATION

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits.

   The following exhibits are attached hereto and filed herewith:

     27.1 Financial Data Schedule.

   (b) Reports on Form 8-K.

   None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VALICERT, INC.


                                                     /s/ Timothy Conley
   Dated: September 11, 2000              By: _________________________________
                                                       Timothy Conley
                                                  Chief Financial Officer