Form 10-Q
period 2000-09-30
VALICERT INC
filed 2000-11-14
CIK 1114040

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from ___________to ______________

                        Commission file number: 000-31109

                                   ----------

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

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
                Class                                 October 31, 2000
                -----                                 ----------------
     Common Stock, $0.001 par value                   22,768,083 shares

================================================================================

                                 VALICERT, INC.

                                TABLE OF CONTENTS

                                                                                                          Page
                          PART I. FINANCIAL INFORMATION                                                   ----
Item 1.   Financial Statements.

          Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999.........      3

          Condensed Consolidated Statements of Operations for the quarters and nine months ended
          September  30, 2000 and 1999.................................................................      4

          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000
          and 1999.....................................................................................      5

          Notes to Condensed Consolidated Financial Statements.........................................      6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations........      9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................................     21


                                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings............................................................................     22

Item 2.   Changes in Securities and Use of Proceeds....................................................     22

Item 3.   Defaults upon Senior Securities..............................................................     22

Item 4.   Submission of Matters to Vote of Security Holders............................................     22

Item 5.   Other Information............................................................................     23

Item 6.   Exhibits and Reports on Form 8-K.............................................................     23

SIGNATURES.............................................................................................     24

  VALICERT(R) and the ValiCert logo are registered trademarks of ValiCert, Inc.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 VALICERT, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                                                                               September 30,  December 31,
                                                                                   2000         1999
                                                                               ------------   -----------
                                          ASSETS
Current assets:
     Cash and cash equivalents ...............................................   $  43,211    $  14,023
     Short-term investments ..................................................          62        3,404
     Accounts receivable, net ................................................       3,051        1,079
     Prepaid expenses and other current assets ...............................       1,562          227
                                                                                 ---------    ---------
          Total current assets ...............................................      47,886       18,733


     Property and equipment, net .............................................       5,108        3,848
     Goodwill and other intangible assets, net ...............................      12,087       14,757
     Other assets ............................................................         534          354
                                                                                 ---------    ---------
               Total assets ..................................................   $  65,615    $  37,692
                                                                                 =========    =========


                        LIABILITIES, REDEEMABLE PREFERRED STOCK AND
                             STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Accounts payable ........................................................   $     800    $   1,762
     Accrued liabilities .....................................................       4,807        1,385
     Deferred revenue ........................................................       2,350          814
     Short-term notes and current portion of long-term obligations ...........       1,039        1,447
                                                                                 ---------    ---------
          Total current liabilities ..........................................       8,996        5,408
          Long term and other liabilities .....................................      2,563        2,314
                                                                                 ---------    ---------
               Total liabilities .............................................      11,559        7,722
                                                                                 ---------    ---------
Redeemable convertible preferred stock .......................................        --         34,256

Stockholders' equity (deficiency)
     Common stock and additional paid-in capital .............................     102,573       20,002
     Deferred stock compensation .............................................      (8,344)      (5,843)
     Notes receivable from stockholders ......................................      (2,084)        (611)
     Accumulated other comprehensive loss ....................................        (311)        --
     Accumulated deficit .....................................................     (37,778)     (17,834)
                                                                                 ---------    ---------
          Total stockholders' equity (deficiency) ............................      54,056       (4,286)
                                                                                 ---------    ---------
               Total liabilities, redeemable preferred stock and stockholders'
                  equity (deficiency) ........................................   $  65,615    $  37,692
                                                                                 =========    =========

     See accompanying notes to condensed consolidated financial statements

                                 VALICERT, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                        Three Months          Nine Months Ended
                                                                     Ended September 30,        September 30,
                                                                     --------------------    --------------------
                                                                       2000        1999        2000        1999
                                                                     --------    --------    --------    --------
Revenues:
     Software licenses ...........................................   $  2,296    $    130    $  5,390    $    248
     Subscription fees and other services ........................        991         145       2,291         446
                                                                     --------    --------    --------    --------
          Total revenues .........................................      3,287         275       7,681         694

Cost of revenues:
     Software licenses ...........................................        348          23         743          41
     Subscription fees and other services ........................      1,642          30       4,005         102
                                                                     --------    --------    --------    --------
          Total cost of revenues .................................      1,990          53       4,748         143
                                                                     --------    --------    --------    --------
Gross profit .....................................................      1,297         222       2,933         551
                                                                     --------    --------    --------    --------

Operating expenses:
     Research and development ....................................      2,837       1,245       7,249       2,980
     Sales and marketing .........................................      3,680       1,176       9,279       2,791
     General and administrative ..................................      1,082         313       2,706         874
     Amortization of intangibles .................................        811        --         2,431        --
     Amortized stock compensation ................................        634          73       1,669          73
                                                                     --------    --------    --------    --------
          Total operating expenses ...............................      9,044       2,807      23,334       6,718
                                                                     --------    --------    --------    --------
Operating loss ...................................................     (7,747)     (2,585)    (20,401)     (6,167)
Interest and other income, net ...................................        341         148         457         141
                                                                     --------    --------    --------    --------
Net loss .........................................................   $ (7,406)   $ (2,437)   $(19,944)   $ (6,026)
                                                                     ========    ========    ========    ========
       Basic and diluted loss per share ..........................   $  (0.49)   $  (8.14)   $  (3.01)   $ (35.84)
                                                                     ========    ========    ========    ========
       Shares used in computation of basic and diluted
          net loss per share......................................     15,189         299       6,628         168
                                                                     ========    ========    ========    ========

     See accompanying notes to condensed consolidated financial statements

                                 VALICERT, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                    --------------------
                                                                                      2000       1999
                                                                                    --------    --------
Cash flow from operating activities:
   Net loss .....................................................................   $(19,944)   $ (6,026)
   Adjustments to reconcile net loss used in operating activities:
     Depreciation................................................................      1,107         258
     Amortization of deferred stock compensation ................................      2,431
     Amortization of goodwill and intangibles ...................................      1,669          73
     Changes in assets and liabilities:
        Accounts receivable .....................................................     (1,672)       (685)
        Prepaid expenses and other current assets ...............................     (1,335)        (32)
        Other assets ............................................................       (180)         12
        Accounts payable and accrued liabilities ................................      2,460         997
        Deferred revenue ........................................................      1,536         447
        Other liabilities .......................................................        --           41
                                                                                    --------    --------
          Net cash used in operating activities .................................    (13,928)     (4,915)
                                                                                    --------    --------
Cash flows from investing activities:
   Property and equipment additions .............................................     (2,367)     (1,144)
   Sale (purchase) of short-term investments ....................................      3,116     (15,000)
                                                                                    --------    --------
          Net cash provided by (used in) investing activities ...................        749     (16,144)
                                                                                    --------    --------

Cash flows from financing activities:
   Proceeds from initial public offering, net....................................     41,128         --
   Exercise of common stock options..............................................      1,387          16
   Exercise of preferred stock options and warrants..............................         96         249
   Proceeds from issuance of preferred stock, net ...............................        --       22,934
   Repurchase of preferred and common stock......................................        (85)          2
   Proceeds from (repayment of) borrowings, net..................................       (159)      1,016
                                                                                    --------    --------
          Net cash provided by financing activities .............................     42,367      24,217
                                                                                    --------    --------
Net increase (decrease) in cash and equivalents .................................     29,188       3,158
Cash and equivalents--beginning of period .......................................     14,023       1,163
                                                                                    --------    --------
Cash and equivalents--end of period .............................................   $ 43,211    $  4,321
                                                                                    ========    ========
Noncash investing and financing activities:
   Common stock issued in exchange for stockholder notes ........................   $    300    $    540
                                                                                    ========    ========
Supplemental disclosure of cash flow information
   Cash paid during the period for interest......................................   $    255    $     52
                                                                                    ========    ========

     See accompanying notes to condensed consolidated financial statements

                                 VALICERT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements of ValiCert, Inc. and its subsidiaries ("the Company") reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented in conformity with generally accepted accounting principles for the interim financial information. Such adjustments are of a normal recurring nature. Intercompany balances and transactions have been eliminated in consolidation.

     The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The result of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on July 27, 2000.


2.   Initial Public Offering

     In July 2000, the Company completed an initial public offering in which it sold 4,000,000 shares of common stock at $10 per share and, subsequently, an additional 600,000 shares of common stock were sold at $10 per share in connection with the exercise of the underwriters' over allotment option. The total proceeds from this transaction were approximately $41.0 million, net of underwriters' discounts and other related costs of $5.0 million. Upon the completion of the offering, all shares of preferred stock were automatically converted to common stock on a one-for-three basis.


3.   Segment Information, Operations By Geographic Area And Significant
     Customers

     The Company operates primarily in one industry segment: the development and marketing of Internet cryptographic software products. Geographic revenue information is based on the ship-to location of the customer. Geographic long-lived asset information is based on the physical location of the assets at each period end. No single country outside of the United States accounted for 10% or more of long-lived assets.

                                 VALICERT, INC.

                                       Three Months          Nine Months
                                    Ended September 30,   Ended September 30,
                                    -------------------   -------------------
                                     2000       1999       2000       1999
                                    ------     ------     ------     ------
                                                    (in thousands)
     Revenues:
     North America ............     $1,221     $  229     $4,138     $  542
     Japan ....................        921       --        1,164          3
     United Kingdom ...........        469       --          558       --
     Rest of the world ........        676         46      1,821        149
                                    ------     ------     ------     ------
                                    $3,287     $  275     $7,681     $  694
                                    ======     ======     ======     ======

4.   Common Stock and Net Loss Per Share

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share:

                                                            Three Months         Nine Months Ended
                                                         Ended September 30,       September 30,
                                                        --------------------    --------------------
                                                          2000        1999        2000        1999
                                                        --------    --------    --------    --------
                                                          (in thousands, except per share amounts)
Net loss ............................................   ($ 7,406)   ($ 2,437)   ($19,944)   ($ 6,026)
                                                        ========    ========    ========    ========
Weighted average common shares outstanding ..........     17,075       1,185       8,527         478
Weighted average common shares outstanding subject to
   repurchase and held in escrow ....................     (1,886)       (886)     (1,899)       (310)
                                                        --------    --------    --------    --------
Shares used in computation, basic and diluted .......     15,189         299       6,628         168
                                                        ========    ========    ========    ========
Loss per share, basic and diluted ...................   ($  0.49)   ($  8.14)   ($  3.01)   ($ 35.84)
                                                        ========    ========    ========    ========


     At September 30, 2000 and 1999, options to purchase 3,497,161 and 1,921,074 shares of common stock, and warrants to purchase shares of common stock, were excluded from the calculation of net loss per share, as their inclusion would be antidilutive.


5.   Comprehensive Loss

     The Company reports comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and developing comprehensive income. Comprehensive loss consists of the Company's reported net loss and the unrealized holding losses on investments and are as follows:

                                          Three Months          Nine Months Ended
                                       Ended September 30,         September 30,
                                       --------------------    --------------------
                                         2000        1999        2000        1999
                                       --------    --------    --------    --------
                                                      (in thousands)
Net loss ...........................   ($ 7,406)   ($ 2,437)   ($19,944)   ($ 6,026)
Net unrealized loss on
  investments.......................        (23)       --          (311)       --
                                       --------    --------    --------    --------
Total comprehensive loss ...........   ($ 7,429)   ($ 2,437)   ($20,255)   ($ 6,026)
                                       ========    ========    ========    ========

                                 VALICERT, INC.

6.   Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides the SEC staff's views on selected revenue recognition issues. The Company must adopt the guidance in SAB 101 during the fourth quarter of 2000, and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the year, with a restatement of all prior interim quarters in the year. Management believes that this pronouncement will not have a significant impact on the Company's financial position, results of operations or cash flows.

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is required to adopt SFAS No. 133 effective January 1, 2001. Although management has not fully assessed the implications of SFAS No. 133, management believes that this statement will not have a significant impact on the Company's financial position, results of operations or cash flows.

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

     We started commercial shipments of our validation authority software products during the first quarter of 1999, and substantially all of our revenues have come from the licensing of our validation authority products. We also offer secure data transfer products and digital receipt products and services, which we obtained from our acquisition of Receipt.com in December 1999. During the quarter ended September 30, we introduced our Document Authority and Transaction Authority products. As of September 30, 2000, we had over 100 customers, including Hanwha Corporation, PricewaterhouseCoopers, Society for Worldwide Interbank Financial Telecommunication, or S.W.I.F.T., Unisys and Visa.

The general terms of our contracts

     We sell our products and services to enterprise end users who use them to conduct business within their organization and with their trading partners. Our contracts with enterprise end users for our validation authority document authority, transaction authority and digital receipt products include a renewable subscription fee that entitles them to utilize a stated number of transactions during a specified period and receive maintenance and support services. These customers are required to renew their subscription to continue using our products and services after expiration of the initial period. Enterprise end users who purchase our secure data transfer products enter into perpetual license arrangements for an up front fee and contract for annual maintenance and support.

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

     Our revenues come from software license fees, subscription fees, consulting services, and maintenance and support. Software license revenues are comprised of upfront fees for the use of our software products. We recognize revenue from license fees when:

     .    an agreement has been signed,

     .    the product has been delivered,

     . vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement,

     .    the fee is fixed or determinable, and

     .    collectibility is probable.

     When we deliver our software products electronically, we consider the sale complete when we provide the customer with the access codes for immediate possession of the software. When contracts contain multiple product and service elements, we account for the revenue related to these elements using the residual method as current accounting standards require. We recognize revenues when the fees are fixed and determinable. For those arrangements that include fees that may not be fixed or determinable at the time of shipment, we recognize revenue when these fees are due and payable. If we do not consider collectibility probable, we recognize the revenue when the fee is collected. Any arrangements that include extended payment terms, cancellation privileges, trial periods or rights to return or exchange software products will result in the fee not being fixed and determinable.

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

     We have incurred substantial costs to develop our technologies and software products, to recruit and train personnel for our engineering, sales and marketing and technical support organizations, and to establish an administrative department. We have incurred net losses in each year of operation and had an accumulated deficit of $37.8 million as of September 30, 2000. We expect that our operating expenses will increase substantially in future periods as we continue to grow our domestic and international sales and marketing organizations, increase research and development, broaden technical support services and expand our data center operations. We also expect to incur non-cash expenses relating to amortization of deferred stock compensation, goodwill and other intangible assets. We have incurred losses and expect to continue to incur losses.


Results of Operations

Three months ended September 30, 2000 and 1999

Revenues
--------

     Revenues increased to $3.3 million for the three months ended September 30, 2000 from $275,000 for the three months ended September 30, 1999 due to increased sales of software licenses of $2.2 million and increased subscription fees and other services of $846,000. Revenues for the three months ended September 30, 2000 included $2.3 million for software license revenues and $991,000 for subscription fees and other services revenues.


Cost of revenues
----------------

     Cost of software license revenues. Cost of software license revenues consists of royalty costs related to technology licensed from third parties. These costs increased to $348,000 for the three months ended September 30, 2000 from $23,000 for the three months ended September 30, 1999 due to increased software license revenues. Cost of software license revenues as a percentage of software license revenues decreased to 15.2% for the three months ended September 30, 2000 from 17.7% for the three months ended September 30, 1999 as a result of the software license revenues increasing at a more rapid rate than the associated costs.

     Cost of subscription fees and other services revenues. Cost of subscription fees and other services relate to operating our secure data center and providing consulting and support services. The cost of subscription fees and other services revenues increased to $1.6 million for the three months ended September 30, 2000 from $30,000 for the three months ended September 30, 1999. During the three months ended September 30, 2000, these costs included compensation and other personnel-related expenses of $891,000 and depreciation of $348,000. In addition, $937,000 of this increase was due to the inclusion of expenses related to the operation of our secure data center that were included in cost of revenues for the first time during the quarter ended March 31, 2000, as the data center became operational at the end of December 1999. An additional $507,000 of the increase related to salaries and other personnel-related costs for consulting and support services. As a result of these expenses, the cost of subscription fees and other service revenues increased to 165.7% of subscription fees and other services revenue for the three months ended September 30, 2000 from 20.7% for the three months ended September 30, 1999.


Operating expenses
------------------

     Research and development. Research and development expenses consist of salaries and other personnel-related costs, third-party consulting services, and the costs of facilities and computer equipment which did not meet our capitalization threshold. Research and development expenses increased to $2.8 million during the three months ended September 30, 2000 from $1.2 million during the three months ended September 30, 1999, an increase of 127.9%, as we continued to invest in the design, testing and deployment of our products and services. Of this increase, $1.2 million related to increases in salaries and other personnel-related costs. Research and development expenses as a percentage of revenues decreased to 86.3% for the three months ended September 30, 2000 from 452.7% for the three months ended September 30, 1999 as a result of the increase in our revenues.

     Sales and marketing. Sales and marketing expenses consist of costs related to salaries and other personnel-related costs, sales commissions, tradeshows, marketing programs, travel, facilities and computer equipment. Sales and marketing expenses increased to $3.7 million during the three months ended September 30, 2000 from $1.2 million during the three months ended September 30, 1999, an increase of 212.9%, as we continued to expand our domestic and international direct sales organization and increased our marketing efforts. Of this increase, $1.6 million related to salaries, commissions and other personnel-related costs. Sales and marketing expenses as a percentage of revenues decreased to 112.0% for the three months ended September 30, 2000 from 427.6% for the three months ended September 30, 1999 as a result of the increase in our revenues.

     General and administrative. General and administrative expenses consist of salaries and other personnel-related costs for our administrative, finance and human resources employees; legal and accounting services; and facilities costs. General and administrative expenses increased to $1.1 million during the three months ended September 30, 2000 from $313,000 during the three months ended September 30, 1999, an increase of 245.7%. Of this increase, $387,000 related to salaries and other personnel-related costs and $186,000 related to legal, accounting and other consulting services. General and administrative expenses as a percentage of revenues decreased to 32.9% for the three months ended September 30, 2000 from 113.8% for the three months ended September 30, 1999, primarily as a result of the increase in our revenues.

     Amortization of intangibles. On December 30,1999, we acquired Receipt.com in a transaction which was recorded using the purchase method of accounting. With this purchase, we recorded goodwill of $12.5 million and other intangibles of $2.3 million. An expense of $811,000 was recorded in the quarter ended September 30, 2000 for the amortization of goodwill over a five year period and other intangibles over three years.

     Amortization of stock compensation. Deferred stock compensation represents the difference between the exercise price of stock options granted and the estimated fair market value of the underlying common stock on the date of the grant. As of December 31, 1999, we had recorded deferred stock compensation costs of $3.7 million for stock options we assumed as part of our acquisition of Receipt.com and an additional $2.3 million related to the grant of other employee stock options. Deferred stock compensation costs are being amortized over approximately four years, which resulted in an expense of $634,000 during the three months ended September 30, 2000. We incurred additional deferred stock compensation of $600,000 related to stock options granted during the three months ended September 30, 2000.

     Interest and other income, net. Interest and other income, net, consists of interest earned on cash, cash equivalents, short-term investments offset by interest expense, primarily incurred on equipment lease obligations, and foreign currency translation adjustments. Net interest income was $341,000 during the three months ended September 30, 2000 and $148,000 during the three months ended September 30, 1999.

     Income taxes. We have incurred net losses for federal and state tax purposes and have not recognized any material tax provision or benefit. As of December 31, 1999, we had net operating loss carryforwards of $17.8 million for federal income tax purposes and $11.4 million for state income tax purposes. These net operating loss carryforwards expire at various times through 2004 if they are not used.

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


Nine months ended September 30, 2000 and 1999

Revenues
--------

     Revenues increased to $7.7 million for the nine months ended September 30, 2000 from $694,000 for the nine months ended September 30, 1999 due to increased sales of software licenses in the amount of $5.1 million related to licenses of our products and increased subscription fees and other services in the amount of $1.8 million related to increased consulting and support services. Revenues for the nine months ended September 30, 2000 included $5.4 million for software license revenues and $2.3 million for subscription fees and other services revenues.

Cost of revenues
----------------

     Cost of software license revenues. Cost of software license revenue increased to $743,000 for the nine months ended September 30, 2000 from $41,000 for the nine months ended September 30, 1999 due to increased software license revenues. Cost of software license revenues as a percentage of software license revenues decreased to 13.8% for the nine months ended September 30, 2000 from 16.5% for the nine months ended September 30, 1999 as a result of greater software license revenues increasing at a more rapid rate than the associated costs.


     Cost of subscription fees and other services revenues. Cost of subscription fees and other services increased to $4.0 million for the nine months ended September 30, 2000 from $102,000 for the nine months ended September 30, 1999. This increase was due to the inclusion of expenses related to the operation of our secure data center, which were included in cost of revenues for the first time during the quarter ended March 31, 2000, as the data center became operational at the end of December 1999. The increase also included $875,000 related to compensation and other personnel-related expenses and $620,000 related to depreciation. Cost of subscription fees and other service revenues was 174.8% of subscription fees and other services revenue for the nine months ended September 30, 2000 and 22.9% for the nine months ended September 30, 1999.


Operating expenses
------------------

     Research and development. Research and development expenses increased to $7.2 million for the nine months ended September 30, 2000 from $3.0 million for the nine months ended September 30,1999, an increase of 143.3%, as we continued to invest in the design, testing and deployment of our products and services. Of the increase, $3.2 million related to increases in salaries and other personnel-related costs. Research and development expenses as a percentage of revenues decreased to 94.4% for the nine months ended September 30, 2000 from 429.4% for the nine months ended September 30,1999 as a result of the increase in our revenues.

     Sales and marketing. Sales and marketing expenses increased to $9.3 million for the nine months ended September 30, 2000 from $2.8 million for the nine months ended September 30,1999, an increase of 232.5%, as we continued to expand our domestic and international direct sales organization and increased our marketing efforts. Of this increase, $4.2 million related to salaries, commissions and other personnel-related costs; $902,000 related to tradeshows and marketing programs; and $689,000 related to increased travel costs. Sales and marketing expenses as a percentage of revenues decreased to 120.8% of revenues for the nine months ended September 30, 2000 from 402.2% of revenues for the nine months ended September 30,1999 as a result of the increase in our revenues.

     General and administrative. General and administrative expenses increased to $2.7 million for the nine months ended September 30, 2000 from $874,000 for the nine months ended September 30,1999, an increase of 209.6%. Of this increase, $965,000 related to salaries and other personnel-related costs and $531,000 related to increased legal, accounting and other consulting services. General and administrative expenses as a percentage of revenues decreased to 35.2% of revenues for the nine months ended September 30, 2000 from 125.9% for the nine months ended September 30,1999 as a result of the increase in our revenues.

     Amortization of intangibles. On December 30,1999, we acquired Receipt.com in a transaction which was recorded using the purchase method of accounting. With this purchase, we recorded goodwill of $12.5 million and other intangibles of $2.3 million. An expense of $2.4 million was recorded during the nine months ended September 30, 2000 for the amortization of goodwill over a five year period and other intangibles over three years.

     Amortization of stock compensation. As of December 31, 1999, we had recorded deferred stock compensation costs of $3.7 million for stock options we assumed as part of our acquisition of Receipt.com and an additional $2.3 million related to the grant of other employee stock options. Deferred stock compensation costs are being amortized over approximately four years on the single option method, which resulted in an expense of $1.7 million during the nine months ended September 30, 2000.

     Interest and other income, net. Net interest income increased to $457,000 for the nine months ended September 30, 2000 from a net income of $141,000 for the nine months ended September 30,1999 due to an increased level of cash available for investment, primarily from the proceeds from our initial public offering in July 2000.

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


Liquidity and Capital Resources

Funding to date
---------------

     In July 2000, we completed an initial public offering of our common stock that resulted in raising additional equity, net of offering costs, of approximately $41.0 million. Previous to the public offering, we funded our operations through the private sale of our equity securities with aggregate net proceeds of approximately $30.0 million. At September 30, 2000, we had cash and cash equivalents and short-term investments of $43.2 million. We also have a bank credit line in the amount of $2.5 million under which we have pledged substantially all of our assets, including patents and other intellectual property, to secure borrowings under this facility. There were no borrowings outstanding under this line as of September 30, 2000. The bank credit line requires us to maintain a defined quick ratio of 2.5 and a tangible net worth of $5.0 million. At September 30, 2000, we were in compliance with these financial covenants.


Uses of cash
------------

     Net cash used in operating activities of $383,000 in 1997, $3.8 million in 1998, $6.6 million in 1999 and $13.9 million in the nine months ended September 30, 2000, was primarily used to fund our operating losses. Net cash used for operating activities in the nine months ended September 30, 2000 related primarily to a net operating loss of $19.9 million partially offset by non-cash depreciation and amortization expenses of $5.2 million. Net cash used for operating activities in 1999 related primarily to an operating loss of $12.8 million partially offset by non-cash depreciation and amortization expenses of $3.7 million, an increase in accounts payable of $2.5 million and other changes in working capital. Net cash used for operating activities in 1997 and 1998 related primarily to funding our operating losses.

     Net cash used in investing activities was $855,000 in 1998 and $4.4 million in 1999, and primarily related to capital equipment expenditures and net short-term investments. Net cash from investing activities of $749,000 million for the nine months ended September 30, 2000 was provided by the sale of short-term investments offset in part by capital equipment expenditures. Capital equipment expenditures primarily related to the purchase of computer hardware and software, office furniture and equipment, and leasehold improvements. We expect continued increases in capital expenditures and lease commitments due to growth in operations, infrastructure and personnel.


Sources of cash
---------------

     Net cash provided by financing activities was $830,000 in 1997, $5.3 million in 1998, $23.9 million in 1999 and $42.4 million for the nine months ended September 30, 2000. Net cash was provided primarily from the sales of capital stock and, to a more limited extent, borrowings and the exercise of warrants and stock options.


Future funding requirements
---------------------------

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

     We believe that the current cash balances and borrowing available under our credit facilities will be sufficient to meet our working capital needs for at least the next 12 months.

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

     We introduced our first commercial product in the first quarter of 1999 and have generated only limited revenues. Because we have a limited operating history with our products and services, and because our sources of potential revenue may continue to shift as our business develops, our future operating results and our future stock prices are difficult to predict. Our success also depends in part on the rate and timing of the growth and use of public key infrastructure and electronic payments and other Internet security technologies, over which we have no control.


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

     We have incurred significant net losses. We incurred net losses of $530,000 in 1997, $4.0 million in 1998, $12.8 million in 1999 and $19.9 million in the nine months ended September 30, 2000. As of September 30, 2000, we had incurred cumulative losses of $37.8 million. You should not consider recent quarterly revenue growth as indicative of our future performance. We may not sustain similar levels of growth in future periods and our revenues could decline. We expect to continue to increase our sales and marketing, research and development and general and administrative expenses.

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

     Our growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. If we fail to manage our growth effectively, we may be unable to provide adequate service to our customers and our operations may be disrupted. We have grown from 31 employees at December 31, 1998 to 194 employees at September 30, 2000. We have also opened additional sales offices and have significantly expanded our operations, both in the United States and abroad, during this time period. To be successful, we will need to implement additional management information systems, develop our operating, administrative, financial and accounting systems and controls, and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations.

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

     We have developed our products and services partially based on technology we license on a non-exclusive basis from third parties. We expect that, in the future, we will continue to have to license technologies from third parties. Our inability to continue to licenses on commercially reasonable terms, one or more of the technologies, on favorable terms, if at all, that we use or our failure to obtain the right to use future technologies could increase our costs and delay or possibly prevent product development. Our licensing agreements may be terminated by the other parties to these contracts, or may not be renewed on favorable terms or at all.


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

     Competition in the security infrastructure market is intense. If we are unable to compete effectively, our ability to increase our market share and revenues will be harmed. We compete with companies that provide individual products and services that are similar to our software products and services. Certificate authority software vendors and vendors of other security products and services could enter the market and provide end-to-end solutions which might be more comprehensive than our solutions. They may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products. We expect that competition will increase which could result in pricing pressures, reduced margins or the failure of our Internet-based security products and services to achieve or maintain market acceptance.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

     Most of our debt obligations have been at fixed interest rates, and therefore the fair value of these obligations is affected by changes in market interest rates. Our cash equivalents and short-term investments are primarily comprised of high-grade commercial paper and highly liquid deposits with financial institutions. Therefore, the fair value of the underlying securities are not materially effected by a change in market interest rates. A hypothetical increase or decrease in market interest rate by 100 basis points would not have a material effect on our financial position.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) Recent Sales of Unregistered Securities.

     During the three months ended September 30, 2000, ValiCert, Inc. issued and sold the following unregistered securities:

     Options to purchase 697,583 shares of our common stock on various dates to directors, employees and consultants under our 1998 Stock Plan. These options were issued in connection with employment or other service relationships, and no consideration was paid by the recipients for the options. The exercise price of the options is the fair market value determined on the date of exercise, and the options are generally on the standard terms for options issued under the 1998 Stock Plan. In addition, 129,986 shares of our common stock were exercised on various dates pursuant to employee options.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.
         --------

     The following exhibits are attached hereto and filed herewith:

          27.1 Financial Data Schedule.

     (b) Reports on Form 8-K.
         -------------------
     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VALICERT, INC.


     Dated: November 14, 2000          By: /s/ TIMOTHY CONLEY
                                           -------------------------
                                               Timothy Conley
                                            Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------
   27.1          Financial Data Schedule