Form 10-K
period 2000-12-31
VALICERT INC
filed 2001-04-02
CIK 1114040

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the Fiscal Year Ended December 31, 2000 or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from       to

                        Commission File Number 000-31109

                               ----------------

                                 ValiCert, Inc.
            (Exact name of registrant as specified in this charter)

            Delaware                                94-3297861
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

                           339 North Bernardo Avenue
                            Mountain View, CA 94043
          (Address of principal executive offices, including zip code)

                                 (650) 567-5400
              (Registrant's Telephone Number, including Area Code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

   COMMON STOCK, $.001 PAR VALUE          NASDAQ
   (Title of Class)                       (Names of Each Exchange on which Registered)

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Aggregate market value of the voting stock held on March 15, 2001 by non-affiliates of the registrant: $34,079,330.

   Number of shares of Common Stock outstanding at March 15, 2001: 22,806,225.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive proxy statements for the 2001 Annual Meeting are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 VALICERT, INC.

                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                                     PART I

 ITEM 1.  BUSINESS......................................................     3

 ITEM 2.  PROPERTIES....................................................    21

 ITEM 3.  LEGAL PROCEEDINGS.............................................    21

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    21

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.......................................................    22

 ITEM 6.  SELECTED FINANCIAL DATA.......................................    22

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................    23

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....    42

 ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......    42

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................    42

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............    43

 ITEM 11. EXECUTIVE COMPENSATION........................................    45

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................    45

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    45

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
          FORM 8-K......................................................    46

 SIGNATURES.............................................................. IV-2

                                     PART I

ITEM 1. BUSINESS

   Certain statements contained in this Annual Report on Form 10-K, including statements containing the words "believes," "anticipates," "estimates," "intends," "expects," and words of similar meaning, are forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Actual results could vary materially from those expressed in the statements. Readers are referred to the "Sales and Marketing," "Customer Service, Training and Support," "Research and Development," "Competition," "Intellectual Property," "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Factors That May Impact Future Results" sections contained in this Annual Report on Form 10-K, which identify some of the important factors or events that could cause actual results or performances to differ materially from those contained in the forward-looking statements.

   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Company Overview

   ValiCert is a leading provider of end-to-end infrastructure software products and services that organizations use to conduct valid, secure and provable electronic transactions. We believe that our products and services increase the trust in electronic business transactions before, during, and after they occur, and by permitting parties to comply with digital signature laws around the world, allow these transactions to be legally enforceable. We believe that by utilizing our products and services, our customers are able to realize cost savings and achieve operating efficiencies by migrating existing paper processes onto the Internet and other electronic communication methods. We believe that our products and services reduce the costs of fraudulent transactions and security breaches, including direct losses, damage to reputation and productivity losses resulting from downtime. Our customers include Aetna, Barclay's, Dell, Identrus, NTT Communications, Unisys and the United States Postal Service. Our validation authority software products and services verify the status of digital certificates and establish the authority of a party before conducting a transaction. Our secure data transfer software products enable the confidential, reliable and tamper-proof transmission of data during a transaction. Our digital receipt software products and services utilize digital signatures to create and archive detailed information to provide a provable audit trail after a transaction is completed. Our document collaboration software products and services enable trusted and secure exchange, signature and storage of electronic documents. To ensure broad application and platform support for our products and services, we have formed strategic alliances with Baltimore Technologies, Certicom, CMG, Entrust, Gemplus, IBM, Microsoft, Netscape/iPlanet and TIBCO. We believe that our products, services and strategic alliances provide a comprehensive solution to address the rapidly growing Internet security software and services market. To enhance the value proposition of our products and services, we have introduced marketing and professional services initiatives for the B2B, financial services and mobile commerce market segments.

   We were incorporated in California in February 1996 and reincorporated in Delaware in May 1998 as ValiCert, Inc. Our principal offices are located at 339 North Bernardo Avenue, Mountain View, California 94043. Our telephone number is
(650) 567-5400. Our website address is www.valicert.com, but the information on our website does not constitute a part of this Annual Report on Form 10-K.

Industry Background

 Growth of Internet commerce and communications

   The Internet, with its global reach, cost-effectiveness and ability to enable real-time interactions, is fundamentally changing the way in which companies, government agencies and individuals conduct business and interact with one another. The Internet has enabled organizations to more efficiently communicate and conduct commerce directly with their customers, suppliers and partners. The Internet has been traditionally used for non-critical information publishing, e-mail, and more recently, for business-to-consumer electronic commerce. However, it is being increasingly viewed as a medium for conducting a broad range of business-to-business and other electronic transactions. We call these transactions e-transactions, which include:

  . electronic commerce and payments,

  . electronic data interchange,

  . file sharing,

  . electronic document signing,

  . electronic document collaboration, and

  . business critical e-mail.

   In September 1999, Forrester Research, an independent research firm, reported that the companies it surveyed expect 78% of their customers and 65% of their trading partners to conduct electronic commerce with them by 2002. To accommodate this anticipated growth, organizations are making sizeable investments in Internet infrastructure products and services, including commerce applications, content management tools, analytic tools, customer service tools, application servers and integration software. In October 1999 and March 2000, Forrester Research estimated that the domestic market for these infrastructure products and services will grow from $13.7 billion in 1999 to $79.3 billion by 2003.

 Requirement for valid, secure and provable transactions

   As an open network, the Internet does not restrict access and does not inherently offer the degree of trust, security and provability that we believe organizations and individuals increasingly require to ensure confidence in electronic transactions. The people and organizations that rely on the Internet to conduct transactions are subject to risks of theft, loss, alteration or dissemination of confidential data, damage to their reputation and economic loss through fraud. To minimize these risks, the Internet requires a framework of trust that meets users' security requirements before, during and after a transaction:

  . Before a transaction, the validity of the credentials used by the participants must be verified and the authority of the participants to conduct the specific transaction must be confirmed. We refer to this process as validation.

  . During a transaction, the transmission of information must be secure and reliable to ensure the integrity and confidentiality of the transaction. We refer to this process as secure data transfer.

  . After a transaction, a receipt or confirmation that records the details of the transaction must be promptly generated and archived. This receipt must typically include the type of transaction and the time at which it occurred. We refer to the process of generating a receipt as transaction notarization. We refer to the process of using a receipt to prove a transaction occurred as non-repudiation.

   In the physical world, this framework of trust is achieved through a combination of business and legal practices and policies. These procedures often include the use of physical credentials, a third-party entity to validate those credentials, a secure medium to transmit transaction information and a receipt to provide proof of the transaction. For example, an organization making a purchase may use a corporate credit card as a physical credential to establish its identity and credit worthiness, and the vendor will typically rely on a third-party clearinghouse to validate the purchase. The transaction data would be transmitted over a secure private network and a point of sale system would then issue a time-stamped paper receipt as proof of the transaction's occurrence. This framework of trust is essential as the number of credentials, people and organizations involved increases and as the number and value of the transactions conducted rise.

 Evolution of Internet security infrastructure

   Public key infrastructure has emerged as a critical element for creating this framework of trust for the Internet. Based on public key cryptography, public key infrastructure, or PKI, is the underlying system that organizations use to issue and manage electronic credentials, which we refer to as digital certificates, and the keys they contain to facilitate secure communications for a large number of users. Each entity within an installed public key infrastructure is assigned a public key, which is provided to others, and a private key, which the entity keeps confidential. Information encrypted using the public key can only be decrypted, or unscrambled, using the corresponding private key. Conversely, information signed with the private key can be verified as authentic with the corresponding public key.

   As public key infrastructure is incorporated into various computer applications, the number of companies that market and distribute digital certificate products and services has increased. The software product or the entity that issues and manages the life cycle of digital certificates is referred to as a certificate authority. As organizations increase their usage of the Internet to conduct e-transactions, industry spending on public key infrastructure and related security infrastructure components is expected to grow rapidly. In August and December 1999, International Data Corporation estimated that enterprises will spend $10.5 billion on Internet security software and services by 2003, up from $3.7 billion in 1998.

 Use of digital certificates and the need for validation before a transaction

   Digital certificates act as proofs of identity for users, servers, routers, downloaded programs and other components in a network environment. These credentials establish an entity's membership in a specific organization or community. They have become the primary mechanism for verifying the identities of parties involved in a transaction before it is executed. However, digital certificates do not, by themselves, establish the validity of a party's credentials or provide real-time authorization to conduct a specific transaction. For example, a digital certificate can verify the identity of an employee before a transaction but cannot provide real-time validation of the employment status of that individual or the specific spending restrictions or other limits that may apply. A credential can be validated only if the revocation status of the digital certificate is known and evaluated against a specific set of policies which describe the party's authority to engage in a given transaction. We refer to the software or entity that is used to validate transactions as a validation authority.

   Many certificate authorities incorporate some validation capabilities for credentials they issue but typically do not provide validation of credentials issued by other vendors. Most certificate authorities use specific validation protocols which may not be compatible with the validation protocols used by a given software application. This inability to cross-validate digital certificates limits the use of those certificate authorities for validation in multi-certificate authority environments which are common for transactions that cross-organizational and geographic boundaries. We believe that there is a need to separate the validation authority from the certificate authority to address the need for cross-validation and to enhance trust standards. We believe that this separation of duties between a validation authority and a certificate authority mitigates the consequences of certificate authority compromise.

 Securing data during a transaction

   Organizations use a variety of methods to securely transfer data across a network while conducting an e-transaction. Dedicated private networks, virtual private networks, referred to as VPNs, and secure e-mail are mechanisms for ensuring the private and tamper-proof transmission of data. While these mechanisms provide security, they also typically add set-up time, cost and complexity to the enterprise's business processes. Enterprises that employ dedicated private networks, VPNs and secure e-mail can generally securely transfer data only to those customers, suppliers or trading partners that employ the same proprietary technology. While these methods are suitable for some business applications, they are not designed to be an automated, highly scalable solution that supports the transfer of large data files, readily integrates with existing systems, provides notification capabilities, and generates a secure audit trail for each transmission.

 Creating an audit trail after a transaction

   To provide an audit trail for e-transactions, a framework of trust must include detailed proof of occurrence. A digital receipt is an electronically time-stamped, signed, documented and archived proof of a transaction that provides the parties to the transaction with a means for non-repudiation should a dispute arise at a later date. E-mail confirmations, proprietary receipts and web-based confirmations are used to prove the occurrence of a transaction. These mechanisms are typically tied to specific business applications. For example, online stock trading, consumer retail purchasing and Internet-based electronic payments are generally limited in scope and not extensible.

   Many public key infrastructure-based products also include varying degrees of time stamping functionality to record the time and other details about a transaction. These time stamping methods often record the information in data formats that are not easily shared among applications. Transactions over the Internet are increasingly being conducted using a common format called extensible markup language, which facilitates the exchange of information between disparate computer systems and applications. We believe that a digital receipt based on extensible markup language enables the flexible exchange of proof of occurrence details among different entities while meeting organizations' requirements for non-repudiation. We also believe that with the recent passage of the Electronic Signatures in Global and National Commerce Act or ESIGN, in the United States, and similar laws that have been passed or are being considered in other countries, digitally time-stamped and digitally-signed receipts will be considered by courts of law as binding proof of electronic transactions.

 Application enabling secure electronic document collaboration and storage

   Companies are increasingly using on the Internet as the means by which to negotiate and exchange sensitive documents such as contracts, letters of credit and design plans. Storing and exchanging sensitive information over the public network, however, requires document control and access, assurance of delivery, content integrity, and proof of occurrence. We believe a need exists for a secure, web-accessible application for collaborating on and storing vital documents. We believe a need also exists for the means to manage document-related information such as digital signatures, versioning and tamper-evident audit trails.

 Need for an end-to-end, secure infrastructure for e-transactions

   We believe that organizations require a trusted, extensible infrastructure to conduct valid, secure and provable transactions over the Internet. Current approaches do not provide the necessary trusted infrastructure because they generally do not address all stages of a transaction, are limited in scope and are often inflexible, expensive and proprietary in nature. In many cases, the vendors of security products do not have the operational expertise or have not built the requisite data center infrastructure to deliver trust services. Trust services are security services that are offered to organizations that wish to outsource validation, notarization and non-repudiation to a third party. Vendors that do not offer trust services can only sell software licenses and will not be able to provide their customers the flexibility to purchase either the software or outsourced services.

   We believe that to establish a trusted infrastructure for e-transactions, organizations require:

  . end-to-end, modular solutions that effectively address an organization's trust requirements before, during and after a transaction;

  . flexible deployment alternatives, including internally managed, outsourced and service provider hosted models;

  . the ability to support a broad range of applications and platforms to accommodate investments in public key infrastructure, applications and platforms; and

  . products and services that are based on open standards to provide the scalability, flexibility and interoperability that is required among multiple certificate authority vendors and payment systems.

Solution

   We offer a suite of end-to-end infrastructure software products and services that organizations use to conduct sensitive electronic transactions that are valid, secure and provable. We believe our infrastructure products and services increase the trust in electronic business transactions before, during, and after they occur, and by permitting parties to comply with digital signature laws around the world, enable these transactions to be legally enforceable. Our scalable, high-performance software products and services are based on open standards and incorporate our technologies, including our certificate validation mechanisms, stateful validation, secure data transfer, extensible markup language-based digital receipt and secure document collaboration technologies. We have established a broad range of relationships with application and platform vendors which we believe will enable the widespread adoption of our validation, secure transport, digital receipt and document collaboration software products and services.

   Key components of our offering include:

   End-to-end, modular, secure infrastructure software products and services. We offer end-to-end, modular, secure infrastructure software products and services that address the security requirements at nearly every stage of a transaction. We provide validation of credentials before a transaction, the secure transfer of data during a transaction and transaction notarization and non-repudiation after a transaction. We also provide an application for secure electronic document collaboration. We have developed technologies to address the performance, interoperability and scalability issues of digital credentials, secure data transfer and extensible markup language-based digital receipts. Customers may implement one element of our modular software products and services and expand to include others, as their needs require.

   Flexible deployment models. We believe that our software products and services are attractive to a broad range of customers because we offer a number of deployment models to meet specific customer requirements. We collectively refer to this as all-sourcing, which gives our customers three choices:

  . insourced hosting of our software;

  . outsourcing to us as a trusted third party provider of managed services;
    or

  . outsourcing to one of our service provider customers.

   Customers can select a model based on their specific business application, available resources, time to market considerations, and desired level of control and operational responsibility. Because of the common architecture that underlies our products and services, our customers may migrate their data and applications from one deployment model to another as their needs change. Our products and services can be distributed over one or many computer systems. This feature enhances performance and scalability, and allows some functions of credential validation, digital receipt issuance and management, and document collaboration and storage to be installed at the customers' locations, while maintaining a secure and reliable link to our global service for back-end processing.

   Extensive security and trusted practices. We believe that our significant investments in security and trust practices help customers of our software products and services conduct transactions with the assurance that the security of the transactions will be maintained. We have adopted industry-endorsed practices and procedures for conducting secure transactions and adhere to a strict operations protocol that has been designed by Internet security industry experts to exceed typical commercial security requirements. We have invested substantial time and effort in establishing the physical security and controls essential to operating a secure, large-scale data center. For example, we use multiple Internet service providers to ensure the reliability of our Internet connections and we have taken special precautions to prevent security breaches. Our network is also designed to provide redundancy in case of equipment failure.

   End-user credential neutrality. Our products and services are intended to support various end-user credentials, including digital certificates, soft tokens, hard tokens and standard user names and passwords.

While we believe that electronic transaction processes that utilize digital certificates and validation offer the most secure user identification environment, we realize that many applications do not use these certificates. For this reason, our products and services are designed to be compatible with varying end-user credentials.

   Certificate authority and payments neutrality. Our products are intended to support leading certificate authorities and payments solutions. We believe this neutral position enables our products and services to function as an independent clearinghouse and complement the infrastructure of entities that issue digital certificates, authorize transactions and process electronic payments. Our approach allows our customers to continue to use their investments in digital certificates and electronic payment applications. We have established an interoperability lab to ensure the current and future compatibility of our software products with major certificate authorities, software applications and platforms, including electronic payments systems. We also host open trials for industry-standard protocols to promote vendor interoperability and demonstrate our technical leadership in these areas.

   Broad application and platform support. We have developed a range of software modules that may be integrated with popular third party software applications to enable support for secure transactions. Our software development toolkits are designed to enable application developers and platform vendors to rapidly and easily add validation and digital receipt capabilities to their products and services. Our open standards approach allows us to establish a network of strategic alliances with software application, certificate authority and platform vendors to ensure broad support for our products and services. We believe this network increases the value of our products and services to our customers and provides us with opportunities to increase our brand awareness and distribution.

   Interoperability and adoption of open standards. Our software products and services support major industry standards and protocols. All of our products and services support the major certificate validation protocols. These protocols include: certificate revocation list, certificate revocation list distribution point, and online certificate statues protocol. We believe we are the only company that provides support for these validation protocols in a single set of products and services. We co-authored and provided one of the first commercial implementations of online certificate status protocol, which is a widely adopted validation protocol. Our digital receipt technology supports the extensible markup language standard, thus leveraging this standard's broad appeal of facilitating the exchange of information between disparate computer systems and applications. Our secure data transfer products support the HTTP, FTP and SSL protocols

Strategy

   Our objective for at least the next 12 months is to further extend our position as a leading provider of a wide range of software products and services for use by organizations to conduct valid, secure and provable e-transactions. Key elements of our strategy include:

   Extend technology leadership and product development. We intend to extend our technology leadership by continuing to invest in research and development, and by actively participating in industry standards setting organizations. We expect to continue to develop and acquire open, flexible and scalable technologies that can enhance a transaction stream, and to improve our internal best practices and controls to maintain the security and integrity of our operations. We participate in a number of standards setting organizations, including the Internet Engineering Task Force, UDDI (Universal Description, Discovery, Integration Project), the Wireless Application Protocol forum and the Raddichio consortium for mobile security standards. We believe that our participation in these groups influences industry standards and gives us valuable insight into new technology developments and emerging market opportunities.

   Further establish ValiCert in key industry segments. We have initially targeted organizations in the financial services, government, telecommunications and health care segments. These businesses are transaction-intensive and have a high requirement for security. For example, our software products and services are used by financial services organizations such as Identrus and Barclays B2B.com, government agencies such as the

United States Postal Service, health care companies such as Aetna, and telecommunications companies such as NTT Communications. By taking advantage of our experience in these key industry segments, we believe we are well positioned to extend our presence in other industries as they rely more on the Internet to conduct transactions and exchange information.

   Expand focus on business solution oriented sales and marketing. As customers seek specific solutions to solve their business problems and reduce their operating costs, we are expanding the focus of our marketing activities to include the development of solutions that articulate clear return-on-investment for customers. We believe this expanded solutions focus will result in an increased number of customers that we can reference, and to increase revenue predictability. While we will continue to market our secure infrastructure, and components of such infrastructure, we realize that specific industries have special needs and face unique challenges. From a sales and marketing perspective, we can customize and package our secure infrastructure components to meet the special needs of a given market. We have initially focused our solution initiatives on the business challenges faced in the areas of trade finance, treasury and cash management, health insurance claims processing and product collaboration. We anticipate that over time we will develop solution initiatives in other areas.

   Expand global distribution channels. We intend to continue to expand our global marketing and distribution efforts to address a wide range of markets and applications for secure infrastructure solutions. We plan to increase the number of direct sales personnel we have in Europe, Asia and the Americas. We plan to expand our network of distributors, including software vendors and system integrators, who either include our software products and services in their offerings or resell various elements of them. We have international sales offices in Argentina, France, Hong Kong, Japan, The Netherlands, Singapore and the United Kingdom, and continue to pursue additional global opportunities.

   Grow our service provider business. As part of our marketing strategy, we are establishing a network of service providers who offer trust services based on our software products, technology and expertise. We believe that, over time, this network will represent a global system to validate and notarize transactions across geographic and organizational boundaries. Our service provider customers include NTT Communications, PricewaterhouseCoopers/beTrusted, Secom, Thomson-CSF/Cashware and Unisys. By using the brand name and distribution power of these organizations, we believe that we will be able to increase the adoption of our products and services in a more sales-leveraged manner. We intend to add participants to this growing list by targeting service providers in a number of markets. We believe that this will create a network effect where the utility of this global system will increase as it expands and will make it more valuable for current and new participants.

   Expand strategic alliances to broaden the use of our products and services. To accelerate the widespread adoption of our products and services, we have entered into technology, marketing or distribution alliances with industry leaders. We have entered into these types of alliances with companies that include Baltimore Technologies, Certicom, CMG, Gemplus, Entrust, IBM, Microsoft, Netscape/iPlanet and TIBCO. We plan to expand on existing and establish new strategic alliances with companies that will integrate our technologies with their offerings and participate in joint marketing, training and sales arrangements. We believe these alliances will enable us to accelerate the adoption of our products and services.

Products

   We offer end-to-end infrastructure software products and services that combine an extensible, modular architecture with advanced security and scalability to enable valid, secure and provable e-transactions. Our software products and services are available in three deployment models: trusted outsourced services; offerings for service providers and business-to-business exchanges; and in-house software for enterprises. Our software products and services operate on multiple platforms, including Windows NT, Solaris, AIX, HP-UX, Linux and some mainframe environments. The pricing of our software products and services consists of up front license fees, subscription fees based on transaction volume and maintenance and support fees. Revenues from a typical contract range from $25,000 to $400,000.

   This table outlines our software products and services offering:

  Product and Services                                  Description
------------------------------------------------------------------------------
  Validation Authority Products and Services
   Enterprise VA                             Enterprise version of validation
                                              software product
   Certificate VA                            Base level original equipment
                                              manufacturer version of
                                              validation software product
   Affiliate VA                              Service provider version of
                                              validation software product
   Validation Service                        Complete, outsourced or backup
                                              managed validation service
------------------------------------------------------------------------------
  Secure Data Transfer Products
   SecureTransport                           Secure, reliable transport
                                              software product
------------------------------------------------------------------------------
  Digital Receipt Products and Services
   Receipt Suite                             Enterprise version of digital
                                              receipt software product
   Receipt Affiliate                         Service provider version of
                                              digital receipt software product
   Receipt Service                           Complete, outsourced managed
                                              digital receipt service
------------------------------------------------------------------------------
  Document Authority Products and Services
   Document Authority                        Enterprise version of secure
                                              document collaboration software
                                              product
   Document Collaboration Service            Complete, outsourced managed
                                              document collaboration service
------------------------------------------------------------------------------
  Professional Services                      Consulting services, product and
                                              service training, and custom
                                              development and support


 Validation authority software products and services

   We provide a comprehensive line of software products and services for the high-performance validation of transactions. These products and services are designed to enable customers to reduce the risks and costs related to the misuse of invalid digital credentials and provide flexible extensions for stateful validation. Stateful validation is a method of validation in which contextual information is used with information on the validity of credentials. This contextual information includes real-time credit status and purchasing authority. Our validation authority software products and services are based on our multi-protocol architecture which enables interoperability with leading certificate authorities, directory services and business applications.

   We offer these validation authority software products and services:
Enterprise VA, Certificate VA, Affiliate VA and Validation Service. We offer a set of common component software products, VA Publisher, Validator Toolkit and Validator Suite, to facilitate the implementation of our validation authority products and services.

   Validation Authority. Our Enterprise VA, Certificate VA and Affiliate VA enable customers to offer validation capabilities in their transaction infrastructure.

   Enterprise VA Server. Our enterprise version validation server software supports a wide range of validation protocols, including online certificate status protocol, certificate revocation list and certificate revocation list distribution points. Our Enterprise VA is also bundled with an ability for customers to publish data on revoked credentials to our Validation Service for backup and redundancy, data distribution or disaster recovery. Enterprise VA licenses are specifically limited to in-house use by organizations.

   Certificate VA Server. Our base level original equipment manufacturer version of the Enterprise VA Server is designed to enable certificate authority vendors to incorporate validation capabilities in their products. The Certificate VA Server supports the online certificate status protocol validation protocol and our own certificate validation mechanisms and has been designed to be easily upgraded to the Enterprise VA Server.

   Affiliate VA Server. This server software provides functionality that is similar to our Enterprise VA Server but is designed for service providers and business-to-business exchanges. We license our Affiliate VA Server for use by third party trust service providers. Sometimes our service provider customers are contractually required to mirror their revocation data to our Global VA Service and have the right to mirror the Global VA Service data to their local sites for incorporation into their own service offering. This requirement is intended to allow for efficient, global cross- validation among organizations.

   Validation Service. The Validation Service is an outsourced managed validation service that we host and operate. This service, which is available 24 hours a day, seven days a week from our secure data facility, is designed for customers that wish to outsource the validation authority function to a third party or validate transactions with entities outside their internal boundaries. The Validation Service accepts data from various organizations that wish to broadly distribute information about credentials that they have revoked. With our certificate validation mechanisms, we can efficiently distribute large volumes of revocation data on a worldwide basis to our service provider customers. We believe that this capability enables us to cost-effectively scale our global validation service business.

   VA Common Components. VA Publisher, Validator Toolkit and Validator Suite are included with all of our VA Suite and Validation Service offerings.

   VA Publisher. Our VA Publisher is used to publish revocation data to a validation authority server or service from a directory server or directly from a certificate authority. In some cases, where we have strategic relationships with certificate authority vendors, the VA Publisher is bundled with the certificate authority to enable real-time publication of revocation data.

   Validator Toolkit. Our Validator Toolkit is a software development toolkit designed to allow for the rapid addition of validation capabilities into applications which require stateful validation or use digital certificates regardless of the issuing certificate authority. We license the toolkit to independent software vendors to support our validation authority software products and services.

   Validator Suite. Our Validator Suite is a set of software modules that are used for validation in popular web server, web client and e-mail applications. We ship modules for Apache Stronghold Server, Netscape/iPlanet Enterprise Server, Microsoft Address Book, Microsoft's Internet Explorer, Microsoft Internet Information Server and Microsoft Outlook. We license some Validator Suite modules to independent software vendors to include in their software.

 Secure data transfer software products

   Our secure data transfer software product line enables scalable, confidential and secure data transfer over the Internet.

   SecureTransport. Our secure data transfer software product line is designed to give customers cost-effective, secure, confidential, reliable delivery of large transaction files and documents. The products support commonly used data transfer protocols, including file transfer protocol and hypertext transfer protocol. The products can be used in a variety of business application environments. Like our other software products and services, SecureTransport is designed to work with a variety of certificate authorities.

   Our secure data transfer software products consist of the SecureTransport Server and the optional SecureTransport Client. Customers typically install the SecureTransport Server at their local sites and can distribute the SecureTransport Client to the entities with whom they conduct business. The client software adds secure and reliable data transfer through a feature which enables the rapid resumption of a data transfer in progress if a network connection has been dropped. The client software supports sophisticated scheduling of data transfers in a range of business applications.

   The SecureTransport Server is integrated with our other software products and services. We have linked SecureTransport and our digital receipt products so that customers can automatically generate and archive an extensible markup language digital receipt to record the event, time and date of a transfer, and to store the contents of the document. We believe this capability helps make our secure data transfer product ideal for use in business-to-business exchanges which have largely standardized on the extensible markup language business document format. This capability can also facilitate the resolution of disputes relating to a data transfer and enhances the use of the product for proof-of-compliance with some government regulations, including the Health Insurance Portability and Accountability Act.

 Digital receipt software products and services

   We provide a comprehensive line of software products and services that enables the secure creation, tracking and management of digital receipts. Our standards-based receipts are digitally signed extensible markup language documents that contain a customizable set of information about a transaction. This information could include the identities of the parties involved, time and date of the transaction, and goods and services purchased or sold. Our digital receipt software products and services are designed to help customers lower costs, facilitate dispute resolution and reduce fraud in transactions conducted over the Internet. Our digital receipt software products and services are designed to work with a wide variety of certificate authorities and electronic payments solutions.

   We offer these digital receipt software products and services: Receipt Suite, Receipt Affiliate and Receipt Service.

   Receipt Suite. Our enterprise software suite is used to create, track and manage digital receipts. The suite consists of Receipt Notary Server, Receipt Vault Server and Receipt Toolkit. The suite is bundled with an ability for customers to automatically create Receipt Vault integrity reports and publish them to the Receipt Service. This functionality provides our customers with a means of determining whether archived receipt data has been tampered with or corrupted. Receipt Suite licenses are specifically limited to in-house use.

   Receipt Notary Server. Our server software records the primary elements of a transaction and creates a tamper-proof digital receipt with a secure timestamp. After the server generates the digital receipt, copies of the receipt are stored in the Receipt Vault Server and may be sent to the parties involved in the transaction through a variety of configurable means, including e-mail, file transfer, or simple web page pictures.

   Receipt Vault Server. Our server software stores large volumes of digital receipts and provides comprehensive search and retrieval capabilities for customers to use for dispute resolution, data mining and other purposes. All items stored in the server are digitally signed and the entire contents of the server can be periodically verified for integrity of the signatures and the data which they protect. The server is designed to interface with high-performance databases including Oracle 8i and NCR Teradata.

   Receipt Toolkit. Our Receipt Toolkit is designed to quickly and easily add digital receipt capabilities into electronic commerce and other applications and provide interfaces to the Receipt Notary Server and Receipt Vault Server. We provide the toolkit as part of the Receipt Suite. We provide and license it to independent software vendors to support our digital receipt software products and services.

   Receipt Affiliate. This server software provides functionality that is similar to our Receipt Suite but is designed for service providers and business-to-business exchanges. Our Receipt Affiliate licensees can offer digital receipt services directly to customers, including the issuance and management of large volumes of digital receipts. The Receipt Affiliate is increasingly licensed with our Affiliate VA Suite.

   Receipt Service. Our Receipt Service is a complete, outsourced digital receipt managed service offering. We operate our Receipt Service out of our secure data facility for customers that desire turnkey, rapid implementation and wish to take advantage of our infrastructure. The service is designed to offer 24 hours a day, seven days per week availability.

 Document collaboration software products and services

   We provide a comprehensive line of software products and services for secure collaboration and storage of electronic documents. These products and services provide not only an application for securely storing, retrieving and collaborating on electronic documents, but also offer the tools to manage the information related to this process--including secure messaging, digital signature-based approval, versioning control, and tamper-evident audit trails. Our Document Authority software products and services utilize the components of our infrastructure for securing electronic transactions. Components utilized include digital certificate validation, digital receipting and, optionally, secure data transport. Document Authority can store and exchange information in any file format, and uses standard Web-browsers as an interface. For extra security, optional digital signing hardware or software can be utilized.

   Document Authority Server. Our Document Authority server allows businesses to operate software for secure collaboration and storage of electronic documents within their own information systems infrastructure.

   Document Authority Service. Our Document Authority Service is a complete, outsourced document collaboration managed service. We operate our Document Authority Service out of our secure data facility for customers that desire turnkey, rapid implementation and wish to take advantage of our infrastructure. The service is designed to offer 24 hours, seven days per week availability.

 Professional services

   We offer a broad range of professional services to assist in site planning, design, installation, integration, training and maintenance of our products and services. Our professional services include consulting services, product and service training, and custom development and support. We employ highly trained professionals in the data networking, network security, cryptography and network operations fields to deliver these services.

Sales and Marketing

   We primarily target our software products and services to a variety of transaction-intensive enterprises and service providers. As of December 31, 2000, we had over 130 customers.

   This is the list of our top enterprise customers based on software license and subscription fees and other services billings since January 1, 1998, computed on a pro forma basis by including revenues billed by Receipt.com before our acquisition of that company in December 1999. These customers have purchased our products or services in 2000 or are ongoing customers.

   Financial Services                     Retail
   ABN AMRO                               Nike
   BankOne
   Barclay's Bank                         Technology / Internet
   Canadian Imperial Bank of Commerce     Apple Computer
   The Chase Manhattan Bank               Custom Technology Corporation
   La Confederation des Caisses
    Populaires                            Dell Computer Corporation
    et d'Economie Desjardins du Quebec    International Network Securities
   Identrus LLC                           IT Security AG
   Insurance Service Office               Netscape/iPlanet
   NASD                                   TC TrustCenter GmbH
   National City Corporation              Trintech Technologies
   S.W.I.F.T.
   Visa USA                               Telecommunications
   Wells Fargo Bank                       CMG Telecommunications
                                          Hong Kong Post
   Government
   Federal Reserve Automated Services     Other
   US Navy                                Hanwha Corporation
                                          Nippon Steel
   Healthcare
   Aetna Life Insurance Company
   Blue Cross and Blue Shield

   This is a list of our top service provider customers based on software license and subscription fees and other services billings since January 1, 1998:

   Financial Services                     Systems Integrators
   Thomson-CSF/Cashware                   AddTrust
                                          Daou Technology
   Government                             Itouchu Technology-Science Corporation
   United Arab Emirates/Etisalat          PricewaterhouseCoopers
                                          Secom Trust
   Telecommunications                     Unisys
   Bell Canada Emergis                    VR Secure
   Global Crossing                        WiseKey

   In fiscal 2000, no individual customer accounted for more than 10% of our revenues. In fiscal 1999, Visa accounted for 21.7% of our revenues and PricewaterhouseCoopers accounted for 14.1% of our revenues

Customers

   These examples illustrate how customers use our software products and services. These customer profiles are not intended to be an endorsement by those customers of ValiCert or our software products and services.

   Identrus LLC. Identrus LLC is a consortium of global financial institutions that have joined together to create a secure infrastructure for business-to-business electronic commerce. To help accomplish this goal, Identrus needed a comprehensive business-to-financial institution authentication solution. Identrus selected us to help address this need because of our scalable family of validation authority software products and services, and our expertise in developing transaction security technologies. Our Enterprise VA software product is installed in multiple locations within the Identrus network to validate the digital certificates that participating banks have issued using multiple, distinct certificate authorities. The Identrus network uses our software products and services to enable trading parties from around the world to identify one another over the Internet, creating a means of validation in a broad array of business-to-business electronic commerce applications.

   Industry Canada. Industry Canada is responsible for managing access to the radio frequency spectrum for the country of Canada. In October 1999, the agency conducted Canada's first nationwide online spectrum auction, granting 258 radio frequency licenses to twelve different companies. According to Industry Canada, the online auction included bids exceeding Cdn. $170 million--which we believe to be among the largest business-to-government electronic commerce transactions ever to take place over the Internet. To ensure the speed and security of the bid transactions, Industry Canada selected our Enterprise VA to validate the credentials of auction participants. We were selected due to our high-performance online certificate status protocol validation capabilities and our ability to provide a secure audit trail for each of the bid transactions. Based on the successful use of our Enterprise VA in this auction, Industry Canada is planning to use our software for its upcoming personal communications services auction for mobile wireless and related services.

   Chase Manhattan Bank. Chase Manhattan Bank's treasury solutions division provides treasury management services to corporations, financial institutions, brokers and dealers and public sector organizations. To provide a secure, Internet-based financial transaction and document delivery capability to its customers, Chase integrated our SecureTransport software product into its electronic commerce infrastructure. We were selected for our ability to deliver a reliable, secure and scalable data transfer product.

   The Hanwha Corporation. The Hanwha Corporation is one of the largest conglomerates in South Korea with divisions in the chemical, trade, construction, telecommunications, pharmaceuticals and information services industries. To streamline its supply chain processes, Hanwha is converting its electronic commerce infrastructure from dedicated private networks to the Internet. To ensure proof of occurrence for purchase transactions, Hanwha is using our Receipt Suite with its global procurement application. We were selected due to our technology leadership, global presence and ability to deliver a scalable, extensible software product offering for non-repudiation.

   United States Postal Service. The United States Postal Service enables faster, more efficient and secure communication between the United States government and its citizens. The United States Postal Service has instituted and planned a number of e-commerce initiatives, including the NetPost.Certified program, that are designed to expedite the movement of documents online. In connection with initiatives, the United States Postal Service will utilize our Validation Authority, Secure Transport and Receipt suite to expedite the movement of documents online and to ensure government agencies that those documents are transmitted by authorized parties, remain confidential, and are secured with auditable delivery while in transit. We were selected for our operability to support secure and private electronic document delivery.

Strategic Alliances

   As of March 15, 2001, we had over 40 strategic alliances with companies including Baltimore Technologies, Certicom, CMG, Entrust, Gemplus, IBM, Microsoft, Netscape/iPlanet, and TIBCO. The purpose of these alliances is:

  . To promote the widespread adoption of our software products and services through distribution arrangements;

  . To ensure that third-party technologies interoperate effectively with our software products and services; and

  . To enable widespread application support for our software products and services.

   Baltimore Technologies. We have entered into worldwide marketing and distribution agreements with Baltimore Technologies. Baltimore Technologies resells our Enterprise VA software products to its customers. Baltimore Technologies has also integrated our VA Publisher into its UniCert certificate authority product to provide real-time publication of revocation data to our software products and services. We also collaborate with Baltimore Technologies on joint selling and marketing activities.

   Certicom. We have entered into a marketing agreement with Certicom. As part of this agreement, revocation data from the Certicom MobileTrust certificate authority will be published to the ValiCert Validation Service. Through this relationship, Certicom customers, including users of Wireless Transport Layer Security, or WTLS, certificates, will be able to validate credentials used in wireless transactions.

   CMG. We have entered into marketing and distribution agreements with CMG Wireless Data Solutions, formerly CMG Telecommunications. As part of the agreement, CMG will integrate and distribute our digital certificate validation and receipting technology with the CMG Wireless Service Broker suite. Through this relationship, CMG customers and mobile users will be able to validate credentials of services they transact with, and obtain paperless legal-grade proof for their wireless transactions.

   Entrust. We have entered into a marketing and interoperability agreement with Entrust for our Validation Service and Enterprise VA. As part of this agreement, we have extensively tested our products and services with Entrust's public key infrastructure products to ensure compatibility. We have worked with the Entrust sales force to help them promote our validation authority software products and services to customers who require support for online certificate status protocol, such as Identrus member banks.

   Gemplus. We have entered into a marketing and technology integration agreement with Gemplus S.A. As part of this agreement, ValiCert Validation Authority and Digital Receipts Solutions will validate transactions secured by GemXploreTM Subscriber Identity Module, or SIM, cards with on-board key generations. This arrangement will provide wireless carriers with solutions that are compliant with digital signature laws, and enable secure transactions and non-repudiation.

   IBM. We are a registered member of IBM's PartnerWorld Developer Program. We have also entered into a software compatibility agreement with IBM. Under this agreement, our Enterprise VA products have been tested for compatibility with IBM's SecureWay Vault Registry and Trust Authority products. We are jointly developing an approach to interface our products with IBM's products for the financial services market. This initiative includes our validation authority and digital receipt software products and IBM's middleware offerings, such as MQSeries, WebSphere web application software platform and Tivoli SecureWay Policy Director.

   Microsoft. Our public root keys are included in the Microsoft Windows 2000 operating system and Internet Explorer 5.01 browser products. These root keys are used by applications to ensure that digitally signed objects which are generated at our Validation Service and Receipt Service are trustworthy and have not been tampered with or corrupted. We have also joined the Microsoft Security Solutions Provider program, which highlights our software products and services and their compatibility with Microsoft products.

   Netscape/iPlanet. We have entered into marketing and original equipment manufacturer agreements with Netscape/iPlanet. Under these agreements, our Certificate VA is bundled with every copy of the Netscape/iPlanet certificate authority product, our VA Publisher has been integrated into Netscape/iPlanet's certificate authority product for real-time publication of revocation data to our software products and services, and a component of our Validator Suite is bundled with every copy of Netscape/iPlanet's webserver. We have also entered into distribution agreements for our secure data transfer and digital receipt software products and services to be included with Netscape/iPlanet's business-to-business electronic commerce offerings. We have also entered into an agreement with Netscape/iPlanet to bundle our public root keys with the Netscape browser and e-mail clients through December 2000.

   TIBCO. We have entered into a marketing and technology integration agreement with TIBCO. TIBCO plans to integrate support for our Validation Authority and Receipt offerings with an upcoming version of its TIBCO ActiveExchangeTM product suite. This integration will enable TIBCO customers to validate credentials of transacting parties and provide non-repudiation while engaging in commerce with other businesses, either directly or through intermediaries.

Customer Service, Training and Support

   We believe that customer satisfaction is essential for our long-term success. Our technical support group provides dependable and timely resolution of customer technical inquiries and is available to customers by telephone, email and over the web. We use a customer service automation system to track each customer's inquiry until it is resolved. Our training services group delivers education and training to our customers and partners. We offer a comprehensive series of classes to our customers to provide them with the knowledge and skills to successfully deploy, use and maintain our products. These courses focus on the technical aspects of our products as well as related business issues and processes. We regularly hold our classes in various locations throughout the United States and in our training facilities at our research and development headquarters in Mountain View, California.

Research and Development

   We believe our future success will depend in large part on our ability to develop new products, core technologies and enhancements to product lines. In the past, we have developed our software products and services both independently and through efforts with leading independent software vendors and major customers.

   As of December 31, 2000, we had 73 employees dedicated to research and development. Research and development expenses were $1.7 million in 1998, $5.6 million in 1999 and $10.4 million in 2000. All development costs have been expensed as incurred. Our research and development efforts are focused primarily on:

  . integrating our validation authority, secure data transfer, digital receipt, transaction coordination and document collaboration products and services,

  . expanding addressable markets by way of internationalization,

  . enhancement of existing product lines--Validation Authority, SecureTransport, Digital Receipt Solutions--including development of new features, ports to new operating systems and other enhancements.

  . development of new products, such as the Document Authority.

  . development of integrated business process and software solutions in the B2B, Finance and Mobile electronic transaction spaces across product lines. These solutions encompass one or more products and also involve integration with selected partners, such as TIBCO.

  . development and deployment of trust services, which are based on the above products and solutions, in the ValiCert Trust Services secure data center.

   Our research and development personnel are active in standards-setting bodies and have contributed to a number of standards in the Internet and data security areas. We intend to continue recruiting and hiring experienced research and development personnel and to make other investments in research and development.

Intellectual Property

 Legal protections

   We rely upon a combination of intellectual property protection including patents, copyrights, trademarks, trade secrets and licensing methods to protect our proprietary technology and other proprietary rights. We also rely on outside licensors, including RSA Security, for patent and software license rights to encryption technology that is incorporated into and is necessary for the operation of our products and services. Our success will depend on our continued ability to have access to these or other technologies that are or may become important to the functionality of our products. Any inability to continue to obtain or use this technology could significantly harm our operations.

 Confidentiality agreements

   It is our policy to require our employees and consultants to enter into confidentiality agreements. We control access to and distribution of our documentation and other proprietary information. The agreements provide that all inventions created by an employee shall be our property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we consider proprietary. Policing unauthorized use of our products is difficult. While we are unable to determine the extent to which piracy of our software products exists. This piracy can be expected to be a persistent problem, particularly in international markets and because of the growing use of the Internet. We cannot assure you that our trade secrets or confidentiality agreements will provide meaningful protection of our proprietary information. We cannot assure you that others will not independently develop similar technologies or duplicate any technology developed by us. Our technology could infringe upon the patent rights of others. Legal protections of our rights may be ineffective in foreign countries where intellectual property does not have the protection it does in the United States. Our inability to protect our proprietary rights could harm our business.

 Patents

   We own one issued patent and have filed seven United States and foreign applications and other foreign applications for patents covering our technology. We cannot assure you that our pending or future patent applications will issue or that any patents that issue will be enforceable or valid. The coverage claimed in a patent application can be significantly reduced before the patent is issued. Our failure to protect our intellectual property in a meaningful manner could materially harm our operations. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and enforceability of the patents of others. Any litigation could result in substantial costs and diversion of management and technical resources and could harm our business.

   Even if patents are issued, they may not adequately protect our technology from infringement or prevent others from claiming that our technology infringes their patents. Parties making these claims may be able to obtain injunctive or other equitable relief that could block our ability to further develop or commercialize some or all of our products in the United States and abroad. If a claim of infringement is filed, we may be required to obtain one or more licenses from or pay royalties to third parties. We cannot assure you that we will be able to obtain these licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any of these licenses could hurt our business. We are aware of one patent application which, if granted, could result in a claim of infringement against us. However, if this were to occur, we believe that we have access to alternative technologies which would enable us to deliver our products even if a claim of infringement were successfully brought against us.

Competition

   Our security infrastructure products and services address the new and rapidly evolving market for trusted and secure transactions over the Internet. The market for our products and services is intensely competitive and subject to rapid change. A small number of competitors offer a wide range of security products and services, some of which are directly competitive with our products and services.

 Validation authority software products and services

   We compete primarily with companies offering commercial certificate authority products and services such as CertCo, Computer Associates, Entrust, VeriSign and Xcert.

 Secure data transfer software products and services

   We compete with Internet electronic data interchange companies such as CommPress, Harbinger and Sterling Commerce, and with companies offering document delivery and storage products and services such as Critical Path, PostX and Tumbleweed Communications.

 Digital receipt software products and services

   We compete with transaction middleware companies, companies that offer timestamping services, online notarization or point of sale integrated solutions and payment companies. These competitors include @POS, FirstUse, JCP, Surety and VeriSign. Many companies may choose to develop their own security products and services in-house.

 Document collaboration software products and services

   We compete with document management, secure messaging and Internet-based document handling companies. These competitors include companies such as Documentum, DocuTouch , iLumin and Tumbleweed Communications.

 Competitive factors

   We believe that the principal competitive factors in our market are interoperability, completeness of solution, flexibility, neutrality, customer service and support, ease of use and speed of implementation.

   Although we believe that we compete favorably with our competitors based on these factors, we cannot assure you that we can maintain our competitive position against current and potential competitors. Several of our current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and may be able to respond more quickly than we can to new or changing opportunities, technologies, standards and customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products or services directly to customers which could substantially reduce demand for our products and services. Browser companies that embed our public root keys or feature us as a provider of digital certificate solutions in their web browsers or on their websites could also promote our competitors, charge us substantial fees for these promotions in the future, or terminate their relationship with us.

   New technologies and the expansion of technologies may increase the competitive pressures on us. We cannot assure you that competing technologies that others develop or the emergence of new industry standards will not adversely affect our competitive position or cause our Internet-based security services or technologies to become noncompetitive or obsolete. Our competitors in particular segments of the security marketplace may in the future broaden or enhance their products to provide a more comprehensive offering than ours. We may also compete in the future for sales of our software products and services against our original equipment manufacturer licensees, who resell our products and services under their own brand names. We may not be able to compete effectively with current or future competitors and competitive pressures that we face could materially harm our business.

Technology

   We have built both open and proprietary mechanisms into our core technology, which forms the foundation for our products and services. Some of the key areas where we have developed technology enable:

  . Efficient distribution of certificate revocation data;

  . Real-time access to data repositories during the validation process;

  . Automation of data transfer between disparate applications;

  . Fault-tolerant, high-integrity data transfer over unreliable communication lines;

  . Efficient storage and fast search and retrieval of large volumes of extensible markup language documents;

  . Secure collaboration of electronic documents.

   Certificate Validation Mechanisms. Our certificate validation mechanisms allow us to efficiently distribute large amounts of certificate revocation data on a global basis using most of the currently accepted validation protocols. We use our certificate validation mechanisms to distribute our revocation data to enterprise customers, service provider customers and our own servers at remote locations to provide regional validation capabilities across the globe. Another benefit of our certificate validation mechanisms is that the remote locations where we host certificate revocation data do not require secure facilities such as those we have built in our Mountain View, California, facility. We believe this enables us to scale our operations globally at a substantially lower cost than our competitors.

   Stateful Validation. Our stateful validation technology allows for customized software modules to be developed for our validation authority products and services. These modules can interface with external systems to enable the use of contextual information, such as credit histories, purchase authorization, or access controls, with the validation process. Interfacing through our stateful policy application program interfaces, these modules do not require modification of our software products or services to be implemented, which we view as a strong competitive advantage.

   Agent Extension Mechanisms. We have developed technology that allows for customized software modules to be developed for our secure data transfer products. These modules can be automatically invoked at any stage of data transmission or based on events such as a file transfer initiation or file transfer completion. These modules allow for the addition of capabilities such as virus scanning of files and file format conversion.

   Automatic Restart. Our secure data transfer engine incorporates technology that allows for the automatic and rapid resumption of a previously interrupted data transfer. This capability is essential for customers that wish to utilize the Internet to efficiently and reliably transfer large data files.

   Extensible Markup Language to Relational Schema Mapping. We have developed technology that allows us to store our extensible markup language-based documents, such as digital receipts, in our Receipt Vault, which has a database at its core. This technology can automatically parse an extensible markup language document and map the individual data fields on to a relational database schema for fast and efficient storage, manipulation and retrieval of large volumes of extensible markup language documents.

 Network operations and trust infrastructure

   We have made significant investments in developing our network operations and infrastructure capabilities, including construction of a secure data center which is designed to exceed typical commercial security requirements. The key elements of our data center design include data redundancy, a highly scalable architecture, advanced control and audit capabilities, reliance on multiple Internet service providers and use of carrier-class equipment. Our network operations procedures encompass techniques for achieving high security, reliability, and scalability in a continuously online data center. Our network operations center serves as the hub for our worldwide operations and service delivery and is the central point for data exchange with our Affiliate VA customers. A number of our customers also rely on the network operations center infrastructure to provide a backup for their transaction data.

   Our transaction services architecture offers automatic failover, capacity monitoring, security auditing, and load balancing for critical services. To support this level of security, we have adopted a number of network security measures including periodic audits and reviews by third parties and incorporated a variety of provisions such as redundant power supplies. We have designed and constructed our secure network operations center facility to mirror the best practices in commercial security establishments, including:

  . Physical construction techniques, such as eavesdrop-resistant enclosures, and constant security monitoring to create and deliver a robust level of protection to the site;

  . Use of sophisticated access control systems, including biometrics, audit-ready video recording, and motion and glass break detection systems;

  . Use of tamper-proof, multi-party access controlled cryptographic devices for secure data transmissions;

  . Use of employee background checks and separation of duties for our personnel; and .

  . Ongoing policy and practices control and review processes.

   Our data center and related operations function as a secure, distributed 24 hours a day, seven days a week service. To protect from catastrophic failure situations, we are evaluating business resumption sites.

Employees

   As of December 31, 2000, we had 208 employees, of which 73 were employed in research and development, 74 were employed in sales and marketing, 39 were employed in operations and customer support and 22 were employed in general and administration. None of our employees is subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe our relations with our employees are good. Our ability to achieve our financial and operational objectives depends in large part upon our continued ability to attract, integrate, train, retain and motivate highly qualified sales, technical and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel, none of whom is bound by an employment agreement. Competition for qualified personnel in our industry is intense, particularly in the San Francisco Bay Area.

ITEM 2. PROPERTIES

   Our principal executive and administrative offices are located at 339 N. Bernardo in Mountain View, California, where we lease approximately 48,000 square feet. This lease expires April 2007. We also sublease an additional facility in Mountain View, California, of approximately 25,000 square feet. This sublease expires February 2003. We believe that our facilities are adequate for our needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms to meet any additional needs.

ITEM 3. LEGAL PROCEEDINGS

     We are not presently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol "VLCT." Our initial public offering of stock was July 28, 2000 at $10.00 per share. The price range per share from July 28, 2000 through December 31, 2000 was $27.875 at the highest and $4.50 at the lowest sale price for our stock as reported by the Nasdaq National Market. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. On March 15, 2001, there were approximately 399 stockholders of record.


                                                      Period From
                                                     Jul. 28, 2000 Three Months
                                                       (IPO) to        Ended
                                                     Sep. 30, 2000 Dec. 31, 2000
                                                     ------------- -------------
   Price range per share
     Low............................................    $ 8.875       $ 4.500
     High...........................................    $27.875       $21.875

   After deducting the underwriting discounts and commissions and the offering expenses, we received net proceeds from the offering of approximately $41.1 million. The net offering proceeds have been used for general corporate purposes, to provide working capital to develop products and to expand our operations. Funds that have not been used have been invested in money market funds, certificate of deposits and other investment grade securities. We also may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services.

ITEM 6. SELECTED FINANCIAL DATA

                            Period From
                         February 6, 1996      Year Ended December 31,
                          (Inception) to   -----------------------------------
                         December 31, 1996  1997    1998      1999      2000
                         ----------------- ------  -------  --------  --------
                              (in thousands, except per share amounts)
Total revenues..........      $   --       $   --  $    60  $  1,635  $ 11,828
Operating loss..........      $ (493)      $ (523) $(4,093) $(13,098) $(28,939)
Net loss................      $ (493)      $ (530) $(3,990) $(12,802) $(28,327)
Net loss per share--
 basic and diluted......      $(1.01)      $(0.85) $ (8.01) $ (48.86) $  (2.76)
Shares used in net loss
 per share--basic and
 diluted................         487          623      498       262    10,282
Total assets............      $  140       $  627  $ 2,436  $ 37,692  $ 59,806
Long-term obligations,
 excluding current
 portion................      $  --        $   50  $   --   $  2,240  $  2,056
Redeemable convertible
preferred stock.........      $  465       $  465  $ 6,748  $ 34,256  $     --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under "Factors That May Impact Future Results".

Overview

 Business

   We develop and market software products and services that organizations use to conduct valid, secure and provable transactions over the Internet. From 1996 through 1998, we primarily focused our activities on:

  . conducting research and development,

  . raising capital,

  . recruiting personnel and

  . establishing distribution channels for our software products.

   We started commercial shipments of our validation authority software products during the first quarter of 1999, and substantially all of our revenues have come from the licensing of our validation authority products. We also offer secure data transfer products and digital receipt products and services which we obtained from our acquisition of Receipt.com in December 1999. As of December 31, 2000, we had over 130 customers, including Hanwha Corporation, PricewaterhouseCoopers, Society for Worldwide Interbank Financial Telecommunication, or S.W.I.F.T., Unisys and Visa.

 The general terms of our contracts

   We sell our products and services to enterprise end users who use them to conduct business within their organization and with their trading partners. Our contracts with enterprise end users for our validation authority and digital receipt products include a renewable subscription fee that entitles them to validate or notarize a stated number of transactions during a specified period and receive maintenance and support services. These customers are required to renew their subscription to continue using our products and services after expiration of the initial period. Enterprise end users who purchase our secure data transfer products enter into perpetual license arrangements for an up front fee and contract for annual maintenance and support.

   We also sell our products and services to service provider customers who use them to implement their branded validation and digital receipt products and services. Our contracts with these customers specify a combination of an initial software license fee, a renewable subscription fee providing rights similar to those received by corporate end users, and optional maintenance and support fees.

 Revenue recognition policy

   During the second quarter of 2000, we introduced new contract arrangements with our enterprise end-user and service provider customers which require us to provide additional services during the subscription period. The fees relating to additional services will be recognized ratably over the subscription period, typically one year. By contrast, our previous contract arrangements, which did not require ongoing service obligations, typically resulted in recognition of license revenues upon product shipment. Under these new arrangements the customer is entitled to receive services and use the license over the license term or the utilization of a stated number of transactions, if earlier. The fee for the additional services is recognized ratably over the license term and accelerated if the customer utilizes the stated maximum number of transactions before the expiration of the term. Upon the earlier of the expiration of the license term or utilization of the specified transactions, the customer will be required to pay an additional fee if the customer desires to continue to use the software. It is not our intention to grant any concessions for underutilized transactions.

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

 Acquisition of Receipt.com

   In executing our product development plans, we consider both internal research and development and the acquisition or licensing of emerging technologies from third parties. We believe that time-to-market is critical to success in the rapidly evolving Internet security infrastructure market, where we must compete with well-established companies and where our products must integrate with the predominant operating systems and network protocols within the enterprise computing environment. We must continually evaluate whether it is more efficient and effective to develop a given solution internally, or to license or acquire a technology. We acquired Receipt.com in December 1999 for approximately $17.6 million in common and preferred stock and the assumption of liabilities. We accounted for the acquisition using the purchase method of accounting. Receipt.com is a provider of secure data transfer software and, at the date of acquisition, was in the process of developing its digital receipt software product.

   We have incurred substantial costs to develop our technologies and software products, to recruit and train personnel for our engineering, sales and marketing and technical support organizations, and to establish an administrative department. We have incurred net losses in each year of operation and had an accumulated deficit of $46.2 million as of December 31, 2000. We expect that our operating expenses will increase substantially in future periods as we continue to grow our domestic and international sales and marketing organizations, increase research and development, broaden technical support services and expand our data center operations. We also expect to incur non-cash expenses relating to amortization of deferred stock compensation, goodwill and other intangible assets. We have incurred losses and expect to continue to incur losses.

Results of Operations

 Fiscal Years Ended December 31, 2000, 1999 and 1998

  Revenues

                                                       % Change
                                                      ------------
                               2000     1999   1998   99/00  98/99
                              -------  ------  -----  -----  -----
                                 (in thousands)
   Software licenses......... $ 8,368  $  874  $  60    857% 1,357%
   Subscription fees and
    other services...........   3,460     761    --     355%   --
                              -------  ------  -----
     Total revenues.......... $11,828  $1,635  $  60    623% 2,625%
                              =======  ======  =====

  Sources of revenue as a percent of total revenue

                               2000     1999   1998
                              -------  ------  -----
   Software licenses.........    70.7%   53.5% 100.0%
   Subscription fees and
    other services...........    29.3%   46.5%   --

   Total revenues increased to $11.8 million for 2000 from $1.6 million for 1999 and $60,000 for 1998. Revenues increased significantly in 2000 from 1999 and 1998 due to higher sales of our Validation Authority products and services, Secure Data Transfer products and various professional services. During 2000, we also introduced the Digital Receipt and Document Authority products and services. In addition, we experienced significant growth in international markets and expanded our international affiliate network during 2000.

   Software license revenues accounted for 70.7% of our total revenues for the 2000 compared to 53.5% for 1999. Subscription fees and other service revenues accounted for 29.3% of our total revenues for 2000 compared to 46.5% for 1999.

  Cost of revenues

                                                       % Change
                                                      ------------
                               2000     1999   1998   99/00  98/99
                              -------  ------  -----  -----  -----
                                 (in thousands)
   Software licenses......... $ 1,199  $   93  $   3  1,189% 3,000%
   Subscription fees and
    other services...........   5,899     134    --   4,302%   --
                              -------  ------  -----
                              $ 7,098  $  227  $   3
                              =======  ======  =====

  Cost of revenues as a percent of related revenue

                               2000     1999   1998
                              -------  ------  -----
   Software licenses.........    14.3%   10.6%   5.0%
   Subscription fees and
    other services...........   170.5%   17.6%   --

   Cost of software license revenues. Cost of software license revenues increased to $1.2 million for 2000 from $93,000 for 1999 and $3,000 for 1998. Cost of software license revenues consists primarily of costs associated with certain technologies imbedded into our products including royalty expenses, depreciation of software license fees and amortization of prepaid maintenance and support. Cost of software license revenues increased in 2000 from 1999 and 1998 primarily due to the growth in revenues.

   Cost of software license revenues, as a percentage of total revenue, was 14.3% for 2000, 10.6% for 1999 and 5.0% for 1998.

   Cost of subscription fees and other service revenues. Our cost of subscription fees and other services revenues increased to $5.9 million for 2000 from $134,000 for 1999 primarily due to the inclusion of data center costs for the first time in 2000. The data center became available for commercial operation at the end of December 1999 and as a result, beginning in the first quarter of 2000, our cost of subscription fees and other services revenues includes the costs of operating our secure data center. These costs include salaries and other personnel-related costs, depreciation, telecommunications and other costs of operating and maintaining a secure data center. As we continued to hire additional professional services organization and technical support personnel, our cost of subscription fees and other service revenues increased during 2000 because of increased salaries and other personnel-related costs. As a percentage of subscription fees and other services revenues, cost of subscription fees and other services revenues was 170.5% for 2000 as compared to 17.6% for 1999.

  Operating expenses

                                                                  % Change
                                                                --------------
                                       2000     1999    1998     99/00   98/99
                                      -------  ------  -------  -------  -----
                                          (in thousands)
Research and development............  $10,389  $5,608   $1,728     85.3% 224.5%
Sales and marketing.................   13,788   4,583    1,445    200.9% 217.2%
General and administrative..........    4,004   1,373      977    191.6%  41.0%
Amortization of goodwill and
 intangible assets..................    3,222     --       --       --     --
Amortization of stock compensation..    2,266     162      --   1,298.8%   --

  Operating expenses as a percent of total revenue

                                       2000     1999    1998
                                      -------  ------  -------
Research and development............     87.8%  343.0% 2,880.0%
Sales and marketing.................    116.6%  280.3% 2,408.3%
General and administrative..........     33.9%   84.0% 1,628.3%
Amortization of goodwill and
 intangible assets..................     27.2%    --       --
Amortization of stock compensation..     19.2%    9.9%     --

   Research and development. Research and development expenses increased to $10.4 million for 2000 from $5.6 million for 1999, an increase of 85.3%. Of this increase, $4.4 million related to salaries and other personnel-related costs and $596,000 related to facilities costs. Research and development expenses as a percentage of total revenues were 87.8% for 2000. Our research and development staff increased to 73 at December 31, 2000 from 36 at December 31, 1999. Research and development expenses increased to $5.6 million for 1999 from $1.7 million for 1998, an increase of 224.5%. Of this increase, $1.7 million related to salaries and other personnel-related costs, $778,000 related to facilities costs and $777,000 related to fees for consultants and contractors. Research and development expenses as a percentage of total revenues were 343.0% for 1999 as we continued to expand our research and development organization. Our research and development staff increased to 36 at December 31, 1999 from nine at December 31, 1998. We expect that research and development expenses will continue to increase in absolute dollars, but will fluctuate as a percentage of total revenue for the foreseeable future.

   Sales and marketing. Sales and marketing expenses increased to $13.8 million for 2000 from $4.6 million for 1999, an increase of 200.9%. Of this increase, $5.5 million related to salaries and other personnel related costs, $1.2 million related to marketing programs and $773,000 related to travel. In 2000, we opened four sales offices in the United States as well as an office in Hong Kong. Sales and marketing expenses increased to $4.6 million for 1999 from $1.4 million for 1998, an increase of 217.2%. Sales and marketing expenses as a percentage of total revenues were 280.3% for 1999. As we continued to hire additional sales and marketing personnel, our sales and marketing costs increased during 1999 because of increased salaries and other personnel-related costs. In 1999, we opened seven sales offices in the United States as well as offices in Amsterdam, Paris and Tokyo. We expect that sales and marketing expenses will continue to increase in absolute dollars, but will fluctuate as a percentage of total revenue for the foreseeable future.

   General and administrative. General and administrative expenses increased to $4.0 million for 2000 from $1.4 million for 1999, an increase of 191.6%. Of this increase, $1.4 million related to salaries and other personnel related costs, $387,000 related to facilities and $305,000 related to consulting and outside services. General and administrative costs as a percentage of total revenues were 33.9% for 2000. General and administrative expenses increased to $1.4 million for 1999 from $1.0 million for 1998, an increase of 41.0%, due to increases in salaries and other personnel-related costs to support the increased level of business activities and requirements of public companies. General and administrative costs as a percentage of total revenues were 84.0% 1999. We expect that general and administrative expenses will continue to increase in absolute dollars, but will fluctuate as a percentage of total revenue for the foreseeable future.

   Acquired in-process research and development. Acquired in-process research and development of $2.8 million was incurred in 1999 for our acquisition of Receipt.com and was charged to expense because technological feasibility had not been achieved. We believe that at the date of the acquisition, Receipt.com had completed approximately 60% of the research and development of a system that stores the digital signatures of the sender and receiver and provides a verifiable time stamp for each transaction. The remaining efforts for the development of the digital receipt technology included completion of software development in several key areas. The key areas are:

  . management, reporting and access to receipts in the server vault;

  . application program interfaces; and

  . the completion of a toolkit for developers who need to add digital receipt functionality to their applications.

   We incurred approximately 30 person-months of additional development after the acquisition to complete the initial development of the receipt technology in March 2000:

  . estimating the costs to develop the purchased in-process technology into a commercially viable product;

  . estimating the resulting net cash flows from the product; and

  . discounting the net cash flows to their present value.

   The revenue projections that were used to value the acquired in-process research and development were based on estimates of relevant market sizes, growth factors and expected trends in technology. Operating expenses were estimated based on historical results and anticipated profit margins. The rates utilized to discount the net cash flows to their present value were based on cost of capital calculations. Due to the nature of the forecast and risks of the projected growth, profitability and the developmental nature of the product at the time of the acquisition, we used a discount rate of 27.5% to value the acquired in-process research and development. We determined that this discount rate was appropriate for this product development and the uncertainties in the economic estimates described above.

   Amortization of goodwill and intangibles. Amortization of goodwill and intangibles, relating to the acquisition of Receipt.com, was $3.2 million for 2000.

   Amortization of stock compensation. Deferred stock compensation represents the difference between the exercise price of the stock options granted and the estimated fair value market value of the underlying common stock on the date of the grant. As of December 31, 2000, we had recorded deferred stock option costs of $3.7 million for stock options we assumed as part of our acquisition of Receipt.com and an additional $6.0 million related to the grant of other employee stock options (net of $475,000 stock options canceled for terminated employees). Deferred stock compensation costs are being amortized over approximately four years through September 30, 2004, which resulted in an expense of $2.3 million during 2000 and $162,000 during 1999.

   Interest income (expense), net. Interest income increased to $1.5 million for 2000 from $477,000 for 1999, primarily due to interest earned on the proceeds from our initial public offering in July 2000. Interest expense and other expenses for 2000 increased to $858,000 from $181,000 from 1999, primarily due to interest on our equipment loans and leases, and a charge to write down the value of an option to acquire securities and partially due to losses on foreign currency translation adjustments. Interest income increased to $477,000 for 1999 from $125,000 for 1998, primarily due to interest earned on the proceeds from the August 1999 private placement of our preferred stock. Interest expense for 1999 increased to $181,000 from $22,000 for 1998 due to interest on our equipment loans and leases.

   Income taxes. We have incurred net losses for federal and state tax purposes and have not recognized any material tax provision or benefit. As of December 31, 2000, we had net operating loss carryforwards of $40.8 million for federal income tax purposes and $23.9 million for state income tax purposes. These net operating loss carryforwards expire at various times through 2020 if they are not used.

   We have taken a valuation allowance against our net deferred tax assets to reduce them to amounts that we believe are more likely than not to be realized. The allowance totaled $17.5 million at December 31, 2000, resulting in no net deferred tax asset. We evaluate on a quarterly basis the recoverability of net deferred tax assets and the level of the valuation allowance. When it is determined that it is more likely than not that the net deferred tax assets are realizable, we will reduce the valuation allowance.

Liquidity and Capital Resources

 Funding to date

   In July 2000, the Company sold 4,000,000 shares of common stock in an underwritten public offering and in August 2000 sold an additional 600,000 shares through the exercise of the underwriters' over-allotment option for net proceeds of approximately $41.1 million at a price of $10.00 per share.

   Prior to our initial public offering, we financed our operations through the private sale of our equities securities with aggregate net proceeds of approximately $30.0 million. At December 31, 2000, we had cash and cash equivalents of $37.5 million and a secured bank credit line of $1.0 million. We have pledged substantially all of our assets, including patents and other intellectual property, to secure borrowings under this facility. The bank credit line requires us to maintain a defined quick ratio of 2.5 and a tangible net worth of $5.0 million. At December 31, 2000, we were in compliance with these financial covenants. We anticipate using available cash to provide working capital and otherwise fund our operations and to purchase capital equipment and make leasehold improvements.

 Uses of cash

   Net cash used in operating activities of $18.0 million in 2000, $6.6 million in 1999 and of $3.8 million in 1998 was primarily used to fund our net losses. Net cash used for operating activities in 2000 related primarily to a net loss of $28.3 million and an increase in accounts receivable of $2.4 million partially offset by non-cash depreciation and amortization expenses of $7.6 million and other changes in working capital.

   Net cash used in investing activities was $510,000 in 2000, $4.4 million in 1999 and $855,000 in 1998. Net cash used in investing activities in 2000 primarily related to capital equipment expenditures partially offset by the sale of short-term investments. Capital equipment expenditures primarily related to the purchase of computer hardware and software, office furniture and equipment, and leasehold improvements. We expect continued increases in capital expenditures and lease commitments due to growth in operations, infrastructure and personnel.

 Future funding requirements

   We expect to experience continued growth in our operating expenses, particularly sales and marketing expenses, and our capital expenditures to execute our business strategy. We anticipate that these operating expenses and planned capital expenditures will constitute a material use of our cash resources. We may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies product lines.

   We believe that our existing cash and cash equivalents and borrowing under our credit facilities will be sufficient to meet our working capital needs for at least the next twelve months. After that, we may require additional funds. We may not be able to obtain adequate or favorable financing at that time. Any additional financing may dilute the ownership interest of our then-current stockholders. New equity securities could have rights senior to those of our common stock holders.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment to FASB Statement No. 133, which amended certain provisions of SFAS 133. The amendments, among other things, allow foreign-currency denominated assets and liabilities to qualify for hedge accounting, permit the offsetting of selected interentity foreign currency exposures that reduce the need for third-party derivatives and redefine the nature of interest rate risk to avoid sources of ineffectiveness. The Company is required to adopt the provisions of SFAS 133 and the corresponding amendments of SFAS 138 on January 1, 2001. Management does not believe that the adoption of these standards will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 outlines basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company was required to implement SAB No. 101 in the fourth quarter of its fiscal year ending December 31, 2000. The provisions of SAB No. 101 did not have a material impact on the Company's consolidated financial position or results of operations.

   In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN No. 44"), Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25. FIN No. 44, effective July 1, 2000, clarifies the application of APB No. 25 for matters including: the definition of an employee for purposes of APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN No. 44 did not have a material impact on the Company's consolidated financial position or results of operations.

Factors That May Impact Future Results

                         Risks Related to Our Business

Because we have only recently introduced our products and services, it is difficult for us to evaluate our prospects.

   We introduced our first commercial product in the first quarter of 1999 and have generated only limited revenues. Because we have a limited operating history with our products and services, and because our sources of potential revenue may continue to shift as our business develops, our future operating results and our future stock prices are difficult to predict. Our success also depends in part on:

  . the rate and timing of the growth and use of the Internet for electronic commerce and communications;

  . the acceptance of existing security measures as adequate for electronic commerce and communications over the Internet;

  . the rate and timing of the growth and use of specific technologies such as PKI and electronic payments and other Internet security technologies;

  . our ability to maintain our current, and enter into additional, strategic relationships; and

  . our ability to effectively manage our growth and to attract and retain skilled professionals.

   As a result of these risks, our business could be seriously harmed.

Our sales cycle causes unpredictable variations in our operating results which could cause our stock price to decline.

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

   Our quarterly results depend on a number of factors, many of which are beyond our control. Our quarterly results may fluctuate in the future as a result of many factors, including the following:

  . the size, timing, cancellation or delay of customer orders;

  . the timing of releases of our new software products;

  . the number of transactions conducted using our products and services;

  . the long sales cycles for, and complexity of, our software products and services;

  . the timing and execution of large individual contracts;

  . the impact of changes in the pricing models for our software products and services or our competitors' products and services; and

  . the continued development of our direct and indirect distribution channels.

   Due to these and other factors, our operating results in some future quarter or quarters may fall below the expectations of securities analysts who might follow our stock.

We have not been profitable, and if we do not achieve profitability, our business may fail.

   We have incurred significant net losses. We incurred net losses of $28.3 million in 2000, $12.8 million in 1999 and $4.0 million in 1998. As of December 31, 2000, we had incurred cumulative losses of $46.2 million. You should not consider recent quarterly revenue growth as indicative of our future performance. We may not sustain similar levels of growth in future periods and our revenues could decline, and we may not become profitable or significantly increase our revenues. We will continue to increase our sales and marketing, research and development and general and administrative expenses.

   We will need to generate significantly higher revenues in order to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly or decline, if our gross margins do not improve, or if our operating expenses exceed our expectations, our operating results will suffer and our stock price may fall.

If we do not successfully develop new products and services to respond to rapid market changes due to changing technology and evolving industry standards, our business will be harmed.

   Our success will depend to a substantial degree on our ability to offer products and services that incorporate leading technology and to respond to technological advances. If we fail to offer products and services that incorporate leading technology and respond to technological advances and emerging standards, we may not generate sufficient revenues to offset our development costs and other expenses, which will hurt our business. The development of new or enhanced products and services is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience development, marketing and other technological difficulties that may delay or limit our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. You should also be aware that:

  . our technology or systems may become obsolete upon the introduction of alternative technologies;

  . we may incur substantial costs if we need to modify our products and services to respond to these alternative technologies;

  . we may not have sufficient resources to develop or acquire new technologies or to introduce new products or services capable of competing with future technologies;

  . we may be unable to acquire the rights to use the intellectual property necessary to implement new technology; and

  . when introducing new or enhanced products or services, we may be unable to manage effectively the transition from older products and services.

We rely on, and expect to continue to rely on, a limited number of customers for a significant percentage of our revenues, and if any of these or other significant customers stops licensing our software products and services, our revenues could decline.

   A limited number of customers has accounted for a significant portion of our revenues. In 2000, no individual customer accounted for more than 10% of total revenues. In 1999, Visa accounted for 21.7% of our revenues and PricewaterhouseCoopers accounted for 14.1% of our revenues. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers. We do not have long-term contracts with our customers that obligate them to license our software products or use our services. We cannot be certain that we will retain our customers or that we will be able to obtain new customers. If we were to lose one or more customers, our revenues could decline.

We do not have an adequate history with the recent change in our licensing arrangements to predict our revenue or operating results, which may prevent investors from assessing our prospects.

   We introduced a new licensing arrangement in the second quarter of 2000 that includes a subscription fee during the license period. This new arrangement resulted in our recognizing subscription fees ratably over the related service period. Previously, our licensing arrangements resulted in our recognizing the majority of license revenues upon shipment of software to our customers. We do not have an adequate history with this new licensing arrangement to be able to predict customers' acceptance of this arrangement or to forecast our revenue or operating results accurately.

Because our customers may not renew their annual subscriptions, our revenues may not increase as anticipated.

   We have only recently made our software products and services commercially available and we do not have a history of customers renewing their annual subscriptions with us. If a significant portion of our customers do not renew their annual subscriptions for our software products and services, our revenues could decline and our business could be harmed. Our service provider customers are implementing new business models which, if not successful, could result in our service provider customers not renewing their annual subscriptions with us.

The length of our sales cycle is uncertain, which may cause our revenues and operating results to vary significantly from quarter to quarter.

   Any failure of our sales efforts to generate revenues at the times and in the amounts we anticipate could cause significant variations in our operating results. During our sales cycle, we spend considerable time and expense providing information to prospective customers about the use and benefits of our products and services without generating corresponding revenue. Our expense levels are relatively fixed in the short term and there is substantial uncertainty as to when particular sales efforts will begin to generate revenues.

   One of our significant business strategies has been to enter into strategic or other similar collaborative alliances to increase the adoption of our products and services. Prospective customers of our products and services often require long testing and approval processes before making a purchase decision. In general, the process of entering into a licensing arrangement with a potential customer may involve lengthy negotiations. As a result, our sales cycle has been and may continue to be unpredictable. In the past, our sales cycle has ranged from one to nine or more months. Our sales cycle is also subject to delays as a result of customer-specific factors over which we have little or no control, including budgetary constraints and internal acceptance procedures. In addition, because our technology must often be integrated with the products and services of other vendors, there may be a significant delay between the use of our software and services in a pilot system and its commercial deployment by our customers. The length of the sales cycle makes it difficult to accurately forecast the timing and amount of our sales. Thus this may cause our revenues and operating results to vary significantly from quarter to quarter and could harm our business.

Our international business exposes us to additional risks.

   Products and services provided to our international customers accounted for 51.7% of our revenues in 2000 and 47.4% of our revenues in 1999. We intend to expand our international business in the future. Conducting business outside of the United States subjects us to additional risks, including:

  . changes in regulatory requirements;

  . reduced protection of intellectual property rights;

  . evolving privacy laws;

  . tariffs and other trade barriers;

  . difficulties in staffing and managing foreign operations;

  . problems in collecting accounts receivables; and

  . difficulties in authenticating customer information.

We must maintain and enter into new strategic alliances, and any failure to do so could harm our business.

   One of our significant business strategies has been to enter into strategic or other similar collaborative alliances in order to reach a larger customer base than we could reach through our direct sales and marketing efforts. We will need to maintain or enter into additional strategic alliances to execute our business plan. However, if we are unable to maintain our strategic alliances or enter into additional strategic alliances, our business could be materially harmed. We may not be able to enter into additional strategic alliances or maintain our existing strategic alliances. If we do not, we would have to devote substantially more resources to the distribution, sales and marketing of our security products and services than we would otherwise.

   We have entered into technology, marketing and distribution agreements with several companies. However, we may be unable to leverage the brand and distribution power of these strategic alliances to increase the adoption rate of our technology. We have been establishing strategic alliances to ensure that third-party solutions are interoperable with our software products and services. To the extent that our products are not interoperable or our strategic allies choose not to integrate our technology into their offerings, this failure would inhibit the adoption of our software products and outsourced services. Furthermore, as a result of our emphasis on these strategic alliances, our success will depend in part on the ultimate success of other parties to these alliances. Failure of one or more of our strategic alliances to achieve any of these objectives could materially harm our business.

   Our existing strategic alliances do not, and any future strategic alliances may not, grant us exclusive marketing or distribution rights. In addition, the other parties may not view their alliances with us as significant for their own businesses. Therefore, they could reduce their commitment to us at any time in the future. These parties could also pursue alternative technologies or develop alternative products and services, either on their own or in collaboration with others, including our competitors. Should any of these developments occur, our business will be harmed.

If we fail to manage our potential growth, we may be unable to effectively run our operations, including the sales, marketing and support of our products.

   Our growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. Any failure to manage growth effectively could materially harm our business. We have grown from 31 employees at December 31, 1998 to 229 employees at March 15, 2001. We have also opened additional sales offices and have significantly expanded our operations, both in the United States and abroad, during this time period. To be successful, we will need to implement additional management information systems, develop our operating, administrative, financial and accounting systems and controls, and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations.

Any future acquisitions of companies or technologies may not be successful and as a result, could harm our business.

   We may acquire businesses, technologies, product lines or service offerings which may need to be integrated with our business in the future. Acquisitions involve a number of risks including, among others:

  . the difficulty of assimilating the operations and personnel of the acquired businesses;

  . to the extent the acquisitions are financed with our common stock, dilution to our existing stockholders;

  . our inability to integrate, train, retain and motivate key personnel of the acquired business;

  . the diversion of our management from our day-to-day operations;

  . our inability to incorporate acquired technologies successfully into our software products and services;

  . the additional expense associated with completing an acquisition and amortizing any acquired intangible assets;

  . the potential impairment of relationships with our employees, customers and strategic third-parties; and

  . the inability to maintain uniform standards, controls, procedures and policies.

   If we are unable to successfully address any of these risks, our business could be materially harmed. In addition, we acquired Receipt.com in December 1999.

If our data center proves to be unreliable or is subject to failures, our reputation could be damaged and our business could be harmed.

   An increasing number of our customers require us to provide computer and communications hardware, software and Internet networking systems to them as an outsourced data center service. All data centers, whether hosted by us, our customers, or by an independent third party to which we outsource this function, are vulnerable to damage or interruption from natural disasters, power loss, telecommunications failure or other similar events. In particular, our principal executive offices and data center are located near San Francisco, California in an area that has been subject to severe earthquakes. At present, we do not have earthquake insurance on our data center or an operational disaster recovery facility.

In the event of an earthquake or other disaster that results in an operations failure, our operations will be interrupted and our business will be harmed.

We rely on a continuous power supply to conduct our operations, and California's current energy crisis could disrupt our operations and increase our operating costs.

   Our principal operating facilities are located in California. We rely on a continuous power supply to conduct our operations, and California currently is experiencing an energy crisis that could disrupt our operations and increase our expenses. When power reserves for the State of California have fallen below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the State If such blackouts interrupt our power supply, we may be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could delay the development of our products and our manufacturing processes. Continuing power interruption could delay production to the extent it could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations. To date, the Company has not experienced any significant or repeated power disruptions that have had a material impact on its business operations. However, in addition to possible power disruptions, the energy crisis also may cause natural gas and electricity prices to rise significantly over the next several months, relative to the rest of the United States, and our operating expenses will likely increase.

Our success depends on our ability to grow and develop our direct sales and indirect distribution channels.

   Our failure to grow and develop our direct sales channel and increase the number of our indirect distribution channels could have a material adverse effect on our business, operating results and financial condition. We must increase the number of strategic and other third-party relationships with vendors of Internet-related systems and application software, resellers and systems integrators. Our existing or future channel partners may choose to devote greater resources to marketing and supporting the products of other companies.

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

   Since we sell through multiple channels and distribution networks, we may have to resolve potential conflicts between these channels. For example, these conflicts may result from the different discount levels offered by multiple channel partners to their customers or, potentially, from our direct sales force targeting the same accounts as our indirect channel partners. Such conflicts may harm our business or reputation.

We are dependent on technologies provided by third parties, and any termination of our right to use these technologies could increase our costs, delay product development and harm our reputation.

   We have developed our products and services partially based on technology we license on a non-exclusive basis from third parties. Our inability to continue to license these third-party technologies on commercially reasonable terms will harm our business. We expect that, in the future, we will continue to have to license technologies from third parties. Our inability to continue to license on commercially reasonable terms, one or more of the technologies that we currently use or our failure to obtain the right to use future technologies could increase our costs and delay or possibly prevent product development. Our existing licensing agreements may be terminated by the other parties to these contracts, or may not be renewed on favorable terms or at all. In addition, we may not be able to license new technologies on favorable terms, if at all.

If we lose the services of our senior management or key personnel, our ability to develop our business and secure customer relationships will suffer.

   We are substantially dependent on the continued services and performance of our senior management and other key personnel. We do not maintain key person insurance on any of our executive officers. The loss of the services of any of our executive officers or other key employees, particularly Joseph (Yosi) Amram, our president and chief executive officer, and Srinivasan (Chini) Krishnan, our chairman and chief technology officer, could significantly delay or prevent the achievement of our development and strategic objectives.

Our management team must work together effectively in order to expand our business, increase our revenues and improve our operating results.

   Several members of our existing senior management personnel joined us recently, including Timothy Conley, our vice president, finance, and chief financial officer, who joined us in January 2000 and David Jevans, our vice president, corporate development, who joined us in December 1999. In addition, our new employees include a number of key managerial, technical and operations personnel who have been with us for a limited period of time. We expect to add additional key personnel in the near future who will also need to be integrated into our management team. Because these members of our management team are new, there is an increased risk that management will not be able to work together effectively as a team, especially in the short-term, to address the challenges to our business. The inability of our business team to work together effectively could harm our business.

We may be unable to recruit or retain qualified personnel, which could harm our business and product development.

   We also must continue to identify, recruit, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing and professional services personnel. Competition for these personnel is intense, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. In particular, in the San Francisco Bay Area, competition is especially intense for software engineering personnel. We may encounter difficulties in recruiting a sufficient number of qualified software engineers and we may not be able to retain these software engineering personnel, which could harm our relationships with existing and future customers at a critical stage of development. The failure to recruit and retain necessary technical, managerial, sales, marketing and professional services personnel could harm our business and our ability to obtain new customers and develop new products. If our stock price decreases substantially, it may be more difficult to hire and retain employees who consider stock options an important part of their compensation package.

Our business will suffer if we are unable to protect our intellectual property.

   We rely upon copyrights, trade secrets, know-how, patents, continuing technological innovations and licensing opportunities to maintain and further develop our market position. We rely on outside licensors for patent and software license rights in encryption technology that is incorporated into and is necessary for the operation of our products and services. Our success will depend in part on our continued ability to have access to technologies that are or may become important to the functionality of our products and services. Any inability to continue to procure or use this technology could be materially adverse to our operations.

   Our success will also depend in part on our ability to protect our intellectual property rights from infringement, misappropriation, duplication and discovery by third parties. We cannot assure you that others will not independently develop substantially equivalent proprietary technology or gain access to our trade secrets or disclose our technology or that we can meaningfully protect our trade secrets. Attempts by others to utilize our intellectual property rights could undermine our ability to retain or secure customers. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our attempts to enforce our intellectual property rights could be time consuming and costly.

   We cannot assure you that our pending or future patent applications will be granted or that any patents that are issued will be enforceable or valid. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. We cannot be certain that we were the first inventor of inventions covered by our issued patent or pending patent applications or that we are the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings before the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to us. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute.

Any claim of infringement by third parties could be costly to defend, and if we are found to be infringing upon the intellectual property rights of third parties, we may be required to pay substantial licensing fees.

   We may increasingly become subject to claims of intellectual property infringement by third parties as the number of our competitors grows and the functionality of their products and services increasingly overlaps with ours. Because we are in a new and evolving field, customers may demand features which will subject us to a greater likelihood of claims of infringement.

   We are aware of pending and issued United States and foreign patent rights owned by third parties that relate to cryptography technology. Third parties may assert that we infringe their intellectual property rights based upon issued patents, trade secrets or know-how that they believe cover our technology. In addition, future patents may issue to third parties which we may infringe. It may be time consuming and costly to defend ourself against any of these claims and we cannot assure you that we would prevail.

   Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could block our ability to further develop or commercialize some or all of our products in the United States and abroad. In the event of a claim of infringement, we may be required to obtain one or more licenses from or pay royalties to third parties. We cannot assure you that we will be able to obtain any such licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain such license could hurt our business.

Defects in our software products and services could diminish demand for our products and services, which may harm our business.

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

  . sales and injury to our reputation.

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

Failure to increase our brand awareness could limit our ability to compete effectively.

   If the marketplace does not associate ValiCert with high-quality, end-to-end secure infrastructure software products and services, it may be difficult for us to keep our existing customers, attract new customers or successfully introduce new products and services. Competitive and other pressures may require us to increase our expenses to promote our brand name, and the benefits associated with brand creation may not outweigh the risks and costs associated with establishing our brand name. Our failure to develop a strong brand name or the incurrence of excessive costs associated with establishing our brand name may harm our business.

We rely on public key cryptography and other security techniques that could be breached, resulting in reduced demand for our products and services.

   A requirement for the continued growth of electronic commerce is the secure transmission of confidential information over public networks. We rely on public key cryptography, an encryption method that utilizes two keys, a public and private key, for encoding and decoding data, and on digital certificate technology, to provide the security and authentication necessary for secure transmission of confidential information. Regulatory and export restrictions may prohibit us from using the strongest and most secure cryptographic protection available, and thereby may expose us or our customers to a risk of data interception. A party who is able to circumvent our security measures could misappropriate proprietary information or interrupt our or our customers' operations. Any compromise or elimination of our security could result in risk of loss or litigation and possible liability and reduce demand for our products and services.

If we are not able to continue to include our public root keys within software applications, our customers may not use our services.

   If we are not able to continue to include our public root keys within software applications, including Microsoft Windows 2000, the Microsoft Internet Explorer browser and the Netscape browser, customers might perceive our outsourced services as too cumbersome to use and our business may be harmed. Our public root keys are used by applications to insure that digitally signed objects which are generated by our validation authority and digital receipt services are trustworthy and have not been tampered with or corrupted. The term of our root key agreement with Netscape ends in November 2001 and we cannot assure you that this agreement will be renewed. In addition, our root key agreement with Microsoft may not be extended to cover subsequent releases of Microsoft Windows 2000 or the Microsoft Internet Explorer browser.

The covenants and restrictions in our existing and future debt instruments could have a negative effect on our business. The agreement also contains financial covenants, including requirements that we maintain a minimum level of cash and available borrowing capacity and a minimum level of tangible net worth.

   The covenants and restrictions in our existing and future debt instruments could have a negative effect on our business, including impairing our ability to obtain additional financing and reducing our operational flexibility and ability to respond to changing business and economic conditions. The terms of our $2.5 million secured line of credit agreement require that we comply with a number of financial and other restrictive covenants. For example, it prohibits us from:

  . incurring any indebtedness other than equipment leasing obligations;

  . pledging any of our assets, subject to exceptions; and

  . making investments in the securities of any other person.

   The covenants and restrictions in our existing and future debt instruments could have a negative effect on our business, including impairing our ability to obtain additional financing and reducing our operational flexibility and ability to respond to changing business and economic conditions. In addition, any failure to comply with the restrictions and covenants in our $2.5 million line of credit agreement or any other credit facility would generally result in a default under the facility, permitting the lenders to declare all debt outstanding under that facility to be immediately due and payable. Further, a default under any debt facility could, under cross-default provisions, result in defaults under other debt instruments, entitling other lenders to declare all debt outstanding under those other facilities to be immediately due and payable. If any declaration of acceleration were to occur, we might be unable to make those required payments or to raise sufficient funds from other sources to make those payments. In addition, we have pledged substantially all of our assets to secure our credit facilities. If a default occurs with respect to secured indebtedness, the holders of that indebtedness would be entitled to foreclose on their collateral, which would harm our business.

We could incur substantial costs resulting from product liability claims relating to our customers' use of our products and services.

   Any disruption to a customer's website or application caused by our products or services could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Our existing insurance coverage may not continue to be available on reasonable terms or in amounts sufficient to cover one or more large claims. Our insurer may also disclaim coverage as to any claims, which could result in substantial costs to us.

Additional government regulation relating to the Internet may increase our costs of doing business.

   We are subject to regulations applicable to businesses generally and laws or regulations directly applicable to companies utilizing the Internet. Although there are currently few laws and regulations directly applicable to the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws could cover issues like user privacy, pricing, content, intellectual property, distribution, antitrust, legal liability and characteristics and quality of products and services. The adoption of any additional laws or regulations could decrease the demand for our products and services and increase our cost of doing business, or otherwise could harm our business or prospects.

   Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues like property ownership, sales and other taxes, libel and personal privacy is uncertain. For example, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in online commerce. New state tax regulations may subject us to additional state sales and income taxes. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and commercial online services could harm our ability to conduct business and our operating results.

                         Risks Related to Our Industry

The markets for secure online transaction products and services generally, and our products and services specifically, are new and may not develop, which would harm our business.

   The market for our products and services is new and evolving rapidly. If the market for our products and services fails to develop and grow, or if our products and services do not gain broad market acceptance, our business and prospects will be harmed. In particular, our success will depend upon the adoption and use by current and potential customers and their end-users of secure online transaction products and services. Our success will also depend upon acceptance of our technology as the standard for providing these products and services. The adoption and use of our products and services will involve changes in the manner in which businesses have traditionally completed transactions. We cannot predict whether our products and services will achieve any market acceptance. Our ability to achieve our goals also depends upon rapid market acceptance of future enhancements of our products. Any enhancement that is not favorably received by customers and end-users may not be profitable and, furthermore, could damage our reputation or brand name.

The intense competition in our industry could reduce our market share or eliminate the demand for our software products and services, which could harm our business.

   Competition in the security infrastructure market is intense. If we are unable to compete effectively, our ability to increase our market share and revenue will be harmed. We compete with companies that provide individual products and services that are similar to certain aspects of our software products and services. Certificate authority software vendors and vendors of other security products and services could enter the market and provide end-to-end solutions which might be more comprehensive than our solutions. Many of our competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products. We anticipate that the market for security products and services that enable valid, secure and provable electronic commerce and communications over the Internet will remain intensely competitive. We expect that competition will increase in the near term and increased competition could result in pricing pressures, reduced margins or the failure of our Internet-based security products and services to achieve or maintain market acceptance, any of which could materially harm our business.

   In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom we have strategic alliances, to increase the ability of their products to address the security needs of our prospective customers. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share. If this were to occur, our business could be materially affected.

Our business depends on the wide adoption of the Internet for conducting electronic commerce.

   In order for us to be successful, the Internet must be widely adopted as a medium for conducting electronic commerce. Because electronic commerce over the Internet is new and evolving, it is difficult to predict the size of this market and its sustainable growth rate. To date, many businesses and consumers have been deterred from utilizing the Internet for a number of reasons, including but not limited to:

  . potentially inadequate development of network infrastructure;

  . security concerns including the potential for merchant or user impersonation and fraud or theft of stored data and information communicated over the Internet;

  . inconsistent quality of service;

  . lack of availability of cost-effective, high-speed service;

  . limited numbers of local access points for corporate users;

  . inability to integrate business applications on the Internet;

  . the need to operate with multiple and frequently incompatible products;
    and

  . a lack of tools to simplify access to and use of the Internet.

   The adoption of the Internet will require a broad acceptance of new methods of conducting business and exchanging information. Companies and government agencies that already have invested substantial resources in other methods of conducting business may be reluctant to adopt new methods. Also, individuals with established patterns of purchasing goods and services and effecting payments may be reluctant to change.

   The use of the Internet may not increase or may increase more slowly than we expect because the infrastructure required to support widespread use may not develop. The Internet may continue to experience significant growth both in the number of users and the level of use. However, the Internet infrastructure may not be able to continue to support the demands placed on it by continued growth. Continued growth may also affect the Internet's performance and reliability. In addition, the growth and reliability of the Internet could be harmed by delays in development or adoption of new standards and protocols to handle increased levels of activity or by increased governmental regulation. Changes in, or insufficient availability of, communications services to support the Internet could result in poor performance and adversely affect its usage. Any of these factors could materially harm our business.

Public key cryptography security, on which our products and services are based, may become obsolete, which would harm our business.

   The technology used to keep private keys confidential depends in part on the application of mathematical principles and relies on the difficulty of factoring large numbers into their prime number components. Should a simpler factoring method be developed, then the security of encryption products utilizing public key cryptography technology could be reduced or eliminated. Even if no breakthroughs in factoring or other methods of attacking cryptographic systems are made, factoring problems can theoretically be solved by computer systems significantly faster and more powerful than those presently available. Any significant advance in techniques for attacking cryptographic systems could render some or all of our existing products and services obsolete or unmarketable.

   Security systems based on public key cryptography assign users a public key and a private key, each of which is required to encrypt and decrypt data. The security afforded by this technology depends on the user's key remaining confidential. It is therefore critical that the private key be kept secure.

Our products are subject to export controls. If we are unable to obtain necessary approvals, our ability to make international sales could be limited.

   Exports of software products utilizing encryption technology are generally restricted by the United States and various foreign governments. Cryptographic products typically require export licenses from United States government agencies. We are currently exporting software products and services with requisite export approval under United States law. However, the list of products and countries for which export approval is required, and the related regulatory policies, could be revised beyond their current scope, and we may not be able to obtain necessary approval for the export of our products. Our inability to obtain required approvals under these regulations could limit our ability to make international sales. Furthermore, our competitors may also seek to obtain approvals to export products that could increase the amount of competition we face.

                  Risks Related to the Stock Market in General

Our stock price may decline due to market and economic factors.

   In recent years the stock market in general, and the market for shares of small capitalization and technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of our common stock will not experience significant fluctuations in the future, including fluctuations unrelated to our performance. Such fluctuations could materially adversely affect the market price of our common stock.

   In addition, in the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially acute for us because the extreme volatility of market prices of technology companies has resulted in a larger number of securities class action claims against them. Due to the potential volatility of our stock price, we may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

We are controlled by our executive officers, directors and major stockholders, whose interests may conflict with yours. Provisions in our charter documents and Delaware law could prevent or delay a change in control, which could reduce the market price of our common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management.

   In addition, provisions of Delaware law may discourage, delay or prevent someone from acquiring or merging with us. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We develop products in the United States and market our products in North America, Europe and Asia/Pacific regions. As a result, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because substantially all of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments, including money market funds and commercial paper, and long-term investments mature between one and two years. Our interest expense is also sensitive to changes in the general level of U.S. interest rates because the interest rate charged varies with the prime rate. Due to the nature of our investments, we believe that there is not a material risk exposure. A hypothetical change in interest rates of 100 basis points would have an immaterial effect on our operating results and cash flows.

   As of December 31, 2000, we have not entered into any derivative contracts, either for hedging or trading purposes.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Consolidated Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On October 15, 1999, PricewaterhouseCoopers LLP resigned as our independent accountants. We subsequently appointed Deloitte & Touche LLP as our independent auditors. Our decision to change independent auditors was approved by our board of directors. There were no disagreements with our former accountants during the fiscal years ended December 31, 1998 or during any subsequent interim period preceding their replacement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which, if not resolved to the former accountants' satisfaction, would have caused the, to make reference to the disagreement in their reports. The former independent accountants issued an unqualified report on the financial statements as of and for the year ended December 31, 1998. We did not consult with Deloitte & Touche LLP on any accounting or financial reporting matters in the periods before appointment.

                                    PART III

   The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or soon will be filing. This is called "Incorporation by Reference." We intend to file our definitive Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table provides information concerning executive officers and directors of the Company as of December 31, 2000:

          Name            Age                           Position
          ----            ---                           --------
Joseph Amram............   44 President and Chief Executive Officer
Srinivasan Krishnan.....   32 Chairman of the Board of Directors, Chief Technology Officer
Timothy Conley..........   51 Vice President, Finance and Chief Financial Officer
Rajiv Dholakia..........   38 Vice President, Product Development and Operations
Alexander Garcia-Tobar..   32 Vice President, International Operations
David Jevans............   33 Vice President, Corporate Development
Sathvik Krishnamurthy...   32 Vice President, Marketing and Business Development
Martin Yam..............   49 Vice President, Sales and Field Operations
Taher Elgamal...........   45 Director
John Johnston...........   48 Director
Scott J. Loftesness.....   53 Director
Magdalena Yesil.........   42 Director

--------
Mr. Elgamal, Mr. Johnston and Ms. Yesil are members of the audit committee. Mr. Johnston and Mr. Loftesness are members of the compensation committee.

   Joseph Amram has served as our president and chief executive officer since August 1997. From January 1989 to August 1996, Mr. Amram founded and served as chairman and chief executive officer for Individual, Inc., a content aggregation provider of personalized information services. Before that, Mr. Amram was a venture capitalist at the Aegis Funds, and led the product marketing group at Rational Software, a provider of object oriented software. Mr. Amram has served three years in the Israeli air force where he attained the rank of sergeant major. Mr. Amram holds B.S. and M.S. degrees in electrical engineering from the Massachusetts Institute of Technology and an M.B.A. with distinction from Harvard Business School.

   Srinivasan Krishnan co-founded ValiCert in February 1996 and has served as our chairman of the board of directors and chief technology officer since February 1996. From June 1994 to February 1996, Mr. Krishnan was at Enterprise Integration Technologies where he was instrumental in launching and managing Terisa Systems, a security toolkits company and CommerceNet, an industry consortium to develop business over the Internet. Mr. Krishnan has also served in various engineering positions at Cadence Design Systems between May 1991 and June 1994. Mr. Krishnan holds a B.S. degree in computer science from the Indian Institute of Technology and a M.S. degree in computer science from Duke University.

   Timothy Conley has served as our vice president, finance, and chief financial officer since January 2000. From September 1998 to January 2000, Mr. Conley was vice president of finance and chief financial officer of Longboard, Inc., a provider of telecommunications systems. From June 1997 to August 1998, Mr. Conley served as vice president of finance and chief financial officer of Logicvision, a provider of intellectual property for use in the design and testing of semiconductor devices. Previously, from November 1989 to May 1997, Mr. Conley was vice president of finance and chief financial officer of Verilink Corporation, a manufacturer of network access equipment. Mr. Conley holds a B.S. degree in business administration from Wisconsin State University and is a certified public accountant.

   Rajiv Dholakia has served as our vice president, product development and operations since June 1998. From November 1996 to June 1998, Mr. Dholakia served as vice president of product engineering for TestDrive, an Internet software distribution company. From February 1996 to November 1996, Mr. Dholakia served as chief technical officer at VillageTree Software, a consulting firm for Internet start-up companies. From May 1993 to February 1996, Mr. Dholakia served as director of engineering for platform products at Taligent, Inc., a cross platform application frameworks company. Mr. Dholakia also held senior engineering and managerial positions at Sun Microsystems and Intellicorp from December 1986 to May 1993. Mr. Dholakia holds a B.E. degree in chemical engineering from M.S. University, Baroda, India and did graduate work in chemical engineering at the University of South Florida, Tampa.

   Alexander Garcia-Tobar has served as our vice president, international operations since June 1998. From January 1997 to June 1998, Mr. Garcia-Tobar served as international director for Forrester Research, Inc., an independent research firm. Before joining Forrester Research, Mr. Garcia-Tobar served as executive director and a member of the board of directors of NewsWatch Inc., a joint venture between Toshiba Corporation, Mitsui & Co. and Individual, Inc. from October 1995 to January 1997. From March 1994 to October 1995, Mr. Garcia-Tobar served as international director for Individual. Mr. Garcia-Tobar holds a B.A. degree in international economics from Yale University.

   David Jevans has served as our vice president, corporate development since January 2000. In April 1996, Mr. Jevans founded Receipt.com and served as its president and chief executive officer until December 1999 when we acquired Receipt.com. Before Receipt.com, Mr. Jevans was the vice president of networks at Catapult Entertainment, an Internet service company, from April 1994 to April 1996. From December 1989 to April 1994, Mr. Jevans was employed at Apple Computer where he served as an e-commerce technology advisor to the chief executive officer and executive management team, and a project leader in the operating systems group. Mr. Jevans holds an M.S. degree in computer science from the University of Calgary, Canada.

   Sathvik Krishnamurthy has served as our vice president, marketing and business development since May 1998. From November 1992 to April 1998, Mr. Krishnamurthy served in various capacities for Worldtalk Corporation, an e-mail security company that was recently acquired by Tumbleweed, including vice president of product planning and development and vice president and general manager of Deming Internet Security, a Worldtalk company. Before joining Worldtalk, Mr. Krishnamurthy held engineering positions at various data-communications companies including Retix, TITN and Touch Communications. Mr. Krishnamurthy holds a B.S. degree in computer science and engineering from the University of California, Los Angeles.

   Martin Yam has served as our vice president, sales and field operations since October 1998. From May 1997 to October 1998, Mr. Yam served as vice president of sales and services for Accrue Software, Inc., an Internet software company. Mr. Yam served as vice president of sales and marketing for ParcPlace, Inc., an object oriented development software company from May 1990 to October 1994. He returned to serve as senior vice president of sales and marketing from February 1996 to April 1997. Mr. Yam was vice president of sales for NeXT Software, Inc., an object oriented development software company, from November 1994 through February 1996. Mr. Yam holds a B.S. degree in business administration and an M.S. degree in technology and management from the American University.

   Taher Elgamal has served as one of our directors since October 1997. Mr. Elgamal has served as chief executive officer for Securify, an internet security company since June 1998. Mr. Elgamal served as chief scientist for Netscape Communications, an internet software company, from April 1995 to June 1998. Mr. Elgamal has M.S. degree and Ph.D. degree in electric engineering from Stanford University.

   John Johnston has served as one of our directors since May 1998. Mr. Johnston has been a venture capitalist at August Capital since August 1995 and from 1988 to the present, has been a venture capitalist at Technology Venture Investors. Mr. Johnston holds a B.A. degree in English from Princeton University and an M.B.A. degree from Harvard Business School.

   Scott J. Loftesness has served as one of our directors since March 1998. Mr. Loftesness has acted as a private investor since July 1999. From August 1998 to July 1999, Mr. Loftesness was interim chief executive officer of Digicash Incorporated, an electronic payment company that filed for Chapter 11 bankruptcy in 1998. From June 1994 to June 1998, Mr. Loftesness was group executive at First Data Corporation, an electronic payment processing company. Mr. Loftesness attended the University of California at Berkeley.

   Magdalena Yesil has served as one of our directors since October 1999. Ms. Yesil has been a venture capitalist at US Venture Partners since January 1998. From August 1996 to December 1997, Ms. Yesil founded MarketPay, a software company, and served as its president. From 1994 to August 1996, Ms. Yesil founded Cybercash, a secure electronic payment company, and served as vice president, marketing and technology. Ms. Yesil holds an M.S. degree in electrical engineering and a B.S. degree in industrial engineering from Stanford University.

   The information regarding the election of directors required by this Item is incorporated by reference from the section entitled "Proposal No. 1--Election of Directors" in our definitive Proxy Statement.

   The information required by this Item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to information set forth in the section entitled "Executive Compensation" in our definitive Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item is incorporated by reference from the section entitled "Executive Compensation" in our definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is incorporated by reference from the section entitled "Certain Transactions" in our definitive Proxy Statement.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report:

   1. Index to Consolidated Financial Statements:

                                                                         Page
                                                                        Number
                                                                        ------
Independent Auditors' Report--Deloitte & Touche LLP....................  F-1

Report of Independent Accountants--PricewaterhouseCoopers LLP..........  F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000...........  F-3

Consolidated Statements of Operations and Other Comprehensive Income
 (Loss) for the years ended December 31, 1998, 1999 and 2000...........  F-4

Consolidated Statements of Stockholders' Equity (Deficiency) for the
 years ended December 31, 1998, 1999 and 2000..........................  F-5

Consolidated Statements of Cash Flows for the years ended December 31,
 1998, 1999 and 2000...................................................  F-6

Notes to Consolidated Financial Statements.............................  F-7

   2. Financial Statement Schedule:

  See Schedule II filed as part of this report.                            IV-1

   All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

   3. Exhibits:

  See Index to Exhibits. The Exhibits listed in the accompanying Index are
   filed as part of this report.                                           IV-3

   (b) Reports on Form 8-K:

   None.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of ValiCert, Inc.:

   We have audited the accompanying consolidated balance sheets of ValiCert, Inc. ("the Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended December 31, 1999 and 2000 listed in the Index at Item 14(a)(2). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ValiCert, Inc. at December 31, 1999 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the years ended December 31, 1999 and 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

/s/ Deloitte & Touche LLP

San Jose, California
January 25, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ValiCert, Inc.:

   In our opinion, the statements of operations, stockholders' deficiency and comprehensive loss and cash flows for the year ended December 31, 1998 (appearing under Item 14(a) (1) on page [46]) present fairly, in all material respects, the results of operations and cash flows of ValiCert, Inc. (the Company), a development stage company for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2) on page [46] presents fairly, in all material respects, the information set forth therein for the year ended December 31, 1998, when read in conjunction with the related financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the financial statements of ValiCert, Inc. for any period subsequent to December 31, 1998.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 19, 1999 (May 5, 2000 as to Note 10)

                                 VALICERT, INC.

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                                  December 31,
                                                                ------------------
                                                                  1999      2000
                                                                --------  --------
                            ASSETS
                            ------
Current assets:
 Cash and cash equivalents....................................  $ 14,023  $ 37,523
 Short-term investments.......................................     3,404       --
 Accounts receivable, net of allowance of $75 and $156........     1,079     3,771
 Prepaid expenses and other current assets....................       227     1,333
                                                                --------  --------
   Total current assets.......................................    18,733    42,627
Property and equipment, net...................................     3,848     5,417
Goodwill, net of accumulated amortization of $0 and $2,467....    12,491     9,786
Intangible assets, net of accumulated amortization of $0 and
 $755.........................................................     2,266     1,511
Other assets..................................................       354       465
                                                                --------  --------
Total assets..................................................  $ 37,692  $ 59,806
                                                                ========  ========
    LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
               STOCKHOLDERS' EQUITY (DEFICIENCY)
    -------------------------------------------------------
Current liabilities:
 Accounts payable.............................................  $  1,762  $  1,140
 Accrued liabilities..........................................     1,385     5,818
 Deferred revenue.............................................       814     3,113
 Short-term notes.............................................       737       --
 Current portion of long-term obligations.....................       710     1,122
                                                                --------  --------
   Total current liabilities..................................     5,408    11,193
                                                                --------  --------
Long-term obligations.........................................     2,240     2,056
Other liabilities.............................................        74       --
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.001 par value;
 shares authorized--42,855,713 (aggregate liquidation
 preference of $39,678 at December 31, 1999):
 Series A-Senior shares designated, 1,865,239; issued and
  outstanding: 1999, 1,243,491 shares; 2000, none.............       565       --
 Series A-Junior shares designated, 8,612,618; issued and
  outstanding: 1999, 3,802,204; 2000, none....................       154       --
 Series B shares designated, 5,200,000; issued and
  outstanding: 1999, 3,388,361; 2000, none....................     6,445       --
 Series C shares designated, 6,787,414; issued and
  outstanding: 1999, 4,507,272; 2000, none....................    27,147       --
 Notes receivable from convertible preferred stockholders.....       (55)      --
Stockholders' equity (deficiency):
 Common stock, $0.001 par value; authorized--1999, 16,666,667 shares; 2000, 100,000,000 shares; issued and outstanding:
  1999, 3,621,057; 2000, 22,739,842...........................         4        23
 Additional paid-in capital...................................    19,998   101,991
 Deferred stock compensation..................................    (5,843)   (7,263)
 Notes receivable from common stockholders....................      (611)   (2,033)
 Accumulated deficit..........................................   (17,834)  (46,161)
                                                                --------  --------
   Total stockholders' equity (deficiency)....................    (4,286)   46,557
                                                                --------  --------
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficiency)............................  $ 37,692  $ 59,806
                                                                ========  ========

                See notes to consolidated financial statements.

                                 VALICERT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                  Years Ended December 31,
                                                  ---------------------------
                                                   1998      1999      2000
                                                  -------  --------  --------
Revenue:
 Software license................................ $    60  $    874  $  8,368
 Subscription fees and other services............     --        761     3,460
                                                  -------  --------  --------
    Total revenues...............................      60     1,635    11,828
                                                  -------  --------  --------
Cost of revenues:
 Software license................................       3        93     1,199
 Subscription fees and other services............     --        134     5,899
                                                  -------  --------  --------
    Total cost of revenues.......................       3       227     7,098
                                                  -------  --------  --------
Gross profit                                           57     1,408     4,730
Operating expenses:
 Research and development........................   1,728     5,608    10,389
 Sales and marketing.............................   1,445     4,583    13,788
 General and administrative......................     977     1,373     4,004
 Acquired in-process research and development....     --      2,780       --
 Amortization of goodwill and intangible assets..     --        --      3,222
 Amortization of stock compensation*.............     --        162     2,266
                                                  -------  --------  --------
    Total operating expenses.....................   4,150    14,506    33,669
                                                  -------  --------  --------
Operating loss...................................  (4,093)  (13,098)  (28,939)
Other income (expense):
 Interest income.................................     125       477     1,470
 Interest expense and other......................     (22)     (181)     (858)
                                                  -------  --------  --------
    Total other income...........................     103       296       612
                                                  -------  --------  --------
Net loss......................................... $(3,990) $(12,802) $(28,327)
                                                  =======  ========  ========
Basic and diluted net loss per share............. $ (8.01) $ (48.86) $  (2.76)
                                                  =======  ========  ========
Shares used in computation of basic and diluted
 net loss per share..............................     498       262    10,282
                                                  =======  ========  ========
* Amortization of stock compensation:
  Cost of revenues:
  Subscription fees and other services...........          $      4  $    228
  Research and development.......................                31       641
  Sales and marketing............................                78       556
  General and administrative.....................                49       841
                                                           --------  --------
    Total........................................          $    162  $  2,266
                                                           ========  ========

                See notes to consolidated financial statements.

                                 VALICERT, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                      (In thousands, except share amounts)

                                                                        Notes
                            Common Stock     Additional   Deferred    Receivable
                          ------------------  Paid-In      Stock         from     Accumulated
                            Shares    Amount  Capital   Compensation Stockholders   Deficit    Total
                          ----------  ------ ---------- ------------ ------------ ----------- --------
Balances, January 1,
 1998...................                                                           $ (1,023)  $ (1,023)
Issuance of Series A--
 Senior preferred
 stock..................                                                                (19)       (19)
Net loss and
 comprehensive loss.....                                                             (3,990)    (3,990)
                                                                                   --------   --------
Balances, December 31,
 1998...................                                                             (5,032)    (5,032)
Issuance of common stock
 and common stock
 options in connection
 with acquisition (Note
 2).....................   2,182,139  $   4   $ 17,166    $ (3,733)    $   (52)         --      13,385
Exercise of common stock
 options and issuance of
 stockholder notes......   1,438,918    --         560         --         (541)         --          19
Interest on stockholder
 notes..................         --     --         --          --          (18)         --         (18)
Deferred stock
 compensation...........         --     --       2,272      (2,272)        --           --         --
Amortization of deferred
 stock compensation.....         --     --         --          162         --           --         162
Net loss and
 comprehensive loss.....         --     --         --          --          --       (12,802)   (12,802)
                          ----------  -----   --------    --------     -------     --------   --------
Balances, December 31,
 1999...................   3,621,057      4     19,998      (5,843)       (611)     (17,834)    (4,286)
Issuance of common stock
 in connection with
 initial public
 offering, net of
 issuance costs of
 $4,923 (Note 10).......   4,600,000      5     41,072         --          --           --      41,077
Conversion of preferred
 shares into common
 stock in connection
 with initial public
 offering...............  13,410,849     13     34,378         --          (55)         --      34,336
Exercise of common stock
 options and issuance of
 stockholder notes......   1,183,206      1      2,942         --       (1,391)         --       1,552
Exercise of warrants....       1,323    --           5         --          --           --           5
Issuance of warrants in
 connection with debt
 financing..............         --     --          58         --          --           --          58
Repurchase of common
 stock..................     (76,593)   --        (148)        --          --           --        (148)
Collection of notes
 receivable from
 stockholders...........         --     --         --          --          126          --         126
Interest on stockholder
 notes..................         --     --         --          --         (102)         --        (102)
Deferred stock
 compensation...........         --     --       4,161      (4,161)        --           --         --
Cancellation of stock
 options................         --     --        (475)        475         --           --         --
Amortization of deferred
 stock compensation.....         --     --         --        2,266         --           --       2,266
Net loss................         --     --         --          --          --       (28,327)   (28,327)
                          ----------  -----   --------    --------     -------     --------   --------
Balances, December 31,
 2000...................  22,739,842  $  23   $101,991    $ (7,263)    $(2,033)    $(46,161)  $ 46,557
                          ==========  =====   ========    ========     =======     ========   ========

                See notes to consolidated financial statements.

                                 VALICERT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Years Ended December 31,
                                                    ---------------------------
                                                     1998      1999      2000
                                                    -------  --------  --------
Cash flows from operating activities:
 Net loss.........................................  $(3,990) $(12,802) $(28,327)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization...................      125       720     2,098
  Amortization of deferred stock compensation.....      --        162     2,266
  Acquired in-process research and development....      --      2,780       --
  Amortization of goodwill and intangible assets..      --        --      3,222
  Write-off of short-term investments.............      --        --        373
  Interest on stockholder notes...................      --        (18)     (102)
  Amortization of warrants issued in connection
   with debt financing............................      --        --         58
  Changes in assets and liabilities (net of
   acquisitions--Note 2):
  Accounts receivable.............................      --       (952)   (2,392)
  Prepaid expenses and other current assets.......     (149)      (41)   (1,168)
  Other assets....................................     (285)       (2)     (111)
  Accounts payable................................      155     2,470      (622)
  Accrued liabilities.............................      381       510     4,433
  Deferred revenue................................      (54)      486     2,299
  Other liabilities...............................       16        59       (74)
                                                    -------  --------  --------
   Net cash used in operating activities..........   (3,801)   (6,628)  (18,047)
                                                    -------  --------  --------
Cash flows from investing activities:
 Property and equipment additions.................     (855)   (2,247)   (3,667)
 Cash from acquisitions...........................      --        834       --
 Purchase of short-term investments...............      --     (3,031)      --
 Sale of short-term investments...................      --        --      3,031
 Collection of notes receivable from
  stockholders....................................      --        --        126
                                                    -------  --------  --------
   Net cash used in investing activities..........     (855)   (4,444)     (510)
                                                    -------  --------  --------
Cash flows from financing activities:
 Proceeds from issuance of common stock...........      --        --     41,077
 Exercise of common stock options and warrants....      --         83     1,557
 Exercise of preferred stock options and warrants
  ................................................      --        294        80
 Proceeds from issuance of preferred stock, net...    5,351    22,934       --
 Repurchase of common and preferred stock.........      --          2      (148)
 Repayment of short term notes....................      (50)      --       (737)
 Proceeds from borrowings.........................      --      2,689     1,019
 Repayment of borrowings..........................      --     (2,070)     (791)
                                                    -------  --------  --------
   Net cash provided by financing activities......    5,301    23,932    42,057
                                                    -------  --------  --------
Net increase in cash and equivalents..............      645    12,860    23,500
Cash and cash equivalents--beginning of period....      518     1,163    14,023
                                                    -------  --------  --------
Cash and cash equivalents--end of period..........  $ 1,163  $ 14,023  $ 37,523
                                                    =======  ========  ========
Noncash investing and financing activities:
 Common stock issued in exchange for stockholder
  notes...........................................  $   --   $    541  $  1,391
                                                    =======  ========  ========
 Liabilities settled for preferred stock..........  $   810  $    --   $    --
                                                    =======  ========  ========
 Assets acquired under capital lease..............  $   --   $  1,117  $    --
                                                    =======  ========  ========
 Equity issued for purchase of Receipt.com (Note
  2), net of cash acquired........................  $   --   $ 13,385  $    --
                                                    =======  ========  ========
 Conversion of preferred stock into common stock..  $   --   $    --    $34,336
                                                    =======  ========  ========
Supplemental disclosure of cash flow information--
 cash paid during the period for interest.........  $     3  $    132  $    401
                                                    =======  ========  ========

                See notes to consolidated financial statements.

                                 VALICERT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1998, 1999 and 2000

Note 1. Business and Significant Accounting Policies

   Business. ValiCert, Inc. (the Company), incorporated on February 6, 1996, develops and markets software products and services that provide infrastructure to enable businesses to conduct valid, secure and provable transactions over the Internet.

   Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

   Cash Equivalents. The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.

   Property and Equipment. Property and equipment are stated at cost. Computer software for internal use is capitalized and accounted for in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the American Institute of Certified Public Accountants. No such software costs have been capitalized to date. Depreciation and amortization on property and equipment are computed using the straight-line method over the estimated useful lives of the assets ranging from three to five years, or the lease term, as appropriate.

   Goodwill. Goodwill related to the Receipt.com acquisition (Note 2) is being amortized on a straight-line basis over five years.

   Intangible Assets. Intangible assets, consisting of purchased technology and acquired workforce, are related to the acquisition of Receipt.com (Note 2). Amortization is recorded on a straight-line basis over a period of three years.

   Impairment of Long-Lived Assets. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets, goodwill or other intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value.

   Software Development Costs. Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Computer Software To Be Sold, Leased or Otherwise Marketed. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

   Revenue Recognition. The Company's revenue recognition policy is consistent with Statement of Position No. 97-2, Software Revenue Recognition, as amended. License revenues are comprised of fees for the Company's software products. Revenue from license fees is recognized when an agreement has been signed, delivery of the product has occurred, the fee is fixed or determinable, collectibility is probable and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. Fees from license arrangements that include a service element for which vendor-specific objective evidence does not exist are recognized ratably over the license term as transaction fees. For electronic delivery, the software is considered to have been delivered when the Company has provided the customer with the

                                 VALICERT, INC.

access codes that allow for immediate possession of the software. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due. If collectibility is not considered probable, revenue is recognized when the fee is collected.

   Other service revenues are comprised of revenue from maintenance arrangements, consulting fees, services and training. Maintenance arrangements do not provide for specified upgrade rights and provide technical support and the right to unspecified upgrades on an if-and-when available basis. Revenue from maintenance arrangements is recognized on a straight-line basis as service revenue over the life of the related agreement, which is typically one year. If maintenance or consulting services are included in an arrangement that includes a license agreement, amounts related to maintenance or consulting are allocated based on vendor-specific objective evidence. Vendor-specific objective evidence for maintenance and professional services is based on the price when such elements are sold separately, or, when not sold separately, the price is established by management having the relevant authority. Where discounts are offered on multiple element arrangements, a proportionate amount of that discount is applied to each element included in the arrangement based on each element's fair value. Consulting, service and training revenue is recognized as services are provided to the customer. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenue.

   Income Taxes. Income taxes are computed using an asset and liability approach which requires recognition of deferred tax liabilities and assets, net of valuation allowances, for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities and net operating loss and tax credit carryforwards.

   Stock Compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company complies with the disclosure provision of SFAS No. 123, Accounting for Stock-Based Compensation.

   Net Loss per Common Share. Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. This calculation excludes shares subject to repurchase and under escrow. Diluted net loss per share was the same as basic net loss per share for all periods presented. The effect of any potentially dilutive securities was excluded as they are anti-dilutive because of the Company's net losses.

   Concentration of Credit Risk. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and equivalents, short-term investments and trade receivables. The Company limits its exposure to concentration of credit risk with respect to cash and equivalents and short-term investments by placing then in high quality securities with major banks and financial institutions. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. The Company maintains allowances for potential credit losses. As of December 31, 1999, two customers accounted for 23% and 17% of the accounts receivable balance. As of December 31, 2000, one customer accounted for 12% of the accounts receivable balance.

   Financial Instruments. The Company's financial instruments include cash and equivalents, notes receivable from stockholders and long-term debt. At December 31, 1999 and 2000, the fair value of these financial instruments approximated their financial statement carrying amounts because of their short maturities or because the stated interest rates approximate market rates.

   Significant Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions

                                 VALICERT, INC.

that affect the reported amounts of assets and liabilities. Management must also disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

   Certain Significant Risks and Uncertainties. The Company operates in the software industry, and accordingly, can be affected by a variety of factors. Management believes that changes in any of the following areas could have a significant negative effect on the Company in terms of its future financial position, results of operations and cash flows; ability to attain profitability; regulatory changes; fundamental changes in the technology underlying software products; market acceptance of the Company's products under development; development of sales channels; litigation or other claims against the Company; the hiring, training and retention of key employees; successful and timely completion of product development efforts; and defects in products.

   Comprehensive Loss. The Company had no items of other comprehensive loss for the years ended December 31, 1998, 1999 or 2000. Accordingly, net loss and comprehensive loss are the same for all periods presented.

   Recently Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment to FASB Statement No. 133, which amended certain provisions of SFAS 133. The amendments, among other things, allow foreign-currency denominated assets and liabilities to qualify for hedge accounting, permit the offsetting of selected interentity foreign currency exposures that reduce the need for third-party derivatives and redefine the nature of interest rate risk to avoid sources of ineffectiveness. The Company is required to adopt the provisions of SFAS 133 and the corresponding amendments of SFAS 138 on January 1, 2001. Management does not believe that the adoption of these standards will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 outlines basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company was required to implement SAB No. 101 in the fourth quarter of its fiscal year ending December 31, 2000. The provisions of SAB No. 101 did not have a material impact on the Company's consolidated financial position or results of operations.

   In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN No. 44"), Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25. FIN No. 44, effective July 1, 2000, clarifies the application of APB No. 25 for matters including: the definition of an employee for purposes of APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN No. 44 did not have a material impact on the Company's consolidated financial position or results of operations.

   Reclassification. Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on net loss or shareholders' equity.

                                 VALICERT, INC.

Note 2. Acquisition

   On December 30, 1999, the Company acquired Receipt.com (Receipt), which is a provider of secure data transfer software. The Company exchanged 2,096,137 shares of Series C preferred stock with a fair value of $4,213,000 and 2,182,139 shares of common stock with a fair value of $12,314,000 for all the outstanding shares of Receipt. In addition, the Company converted outstanding warrants and options to purchase Receipt common stock into options and warrants to purchase 2,155,603 shares of common stock of the Company with an aggregate fair value of $998,000. The fair value of the options and warrants converted were determined using the Black-Scholes option pricing model with the following assumptions: expected live of 3.5 years, risk-free interest rate of 6.07%, volatility of 60% and no dividends during the expected term. For unvested options that were converted, the fair value of $3,733,000, representing the portion of the intrinsic value, was allocated to deferred compensation to be amortized over the future service period. The aggregate fair value of the transaction, which was accounted for as a purchase, was $17,649,000 assuming an underlying fair value of $5.64 for the Company's common stock. Acquisition costs were $124,000. Of the total shares issued under the agreement, 412,507 shares of the Series C preferred stock and common stock were held in escrow for a period of one year from the closing as collateral for general representations and warranties made by Receipt under the agreement. Any adjustment to the shares held in escrow upon release will result in a change to previously recorded goodwill. Assets acquired and liabilities assumed in the acquisition were as follows (in thousands):

     Tangible assets................................................... $ 1,855
     In-process research and development...............................   2,780
     Purchased technology..............................................   1,833
     Acquired workforce................................................     433
     Goodwill..........................................................  12,491
     Liabilities assumed...............................................  (1,743)
                                                                        -------
                                                                        $17,649
                                                                        =======

   The allocation of the purchase price to the respective intangibles was based on management's estimates of the after-tax cash flows. This allocation gave explicit consideration to the Securities and Exchange Commission's view on purchased in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Management's estimates gave consideration to the following: (i) the employment of a fair market value premise excluding any Company-specific considerations that could result in estimates of investment value for the subject assets; (ii) comprehensive due diligence concerning all potential intangible assets; (iii) the determination that none of the technology development had been completed at the time of acquisition; and (iv) the allocation to in-process research and development based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with these completed efforts for one generation of the products currently in process.

   The Company allocated $2.8 million to acquired in-process research and development that had not reached technological feasibility as of the date of the transaction. The acquired in-process research and development was approximately 60% complete towards development of a system that captures the digital signatures of the sender and receiver and provides a verifiable time stamp for each transaction. The primary remaining efforts associated with the development of the digital receipt technology included code completion in several key areas. The key areas were management, reporting and access to receipts in the server vault, application program interfaces and the completion of a toolkit for developers who need to add digital receipt functionality to their applications. The Company incurred approximately 30 person-months of additional development since acquisition completing the initial development of the digital receipt technology in March 2000.

                                 VALICERT, INC.

   The values assigned to the acquired in-process research and development was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from the product and discounting the net cash flows to their present value. The revenue projections used to value the acquired in-process research and development was based on estimates of relevant market sizes, growth factors, expected trends in technology and other factors. Operating expenses were estimated based on historical results and anticipated profit margins.

   The rates utilized to discount the net cash flows to their present value were based on cost of capital calculations. Due to the nature of the forecast and risks associated with the projected growth, profitability and the developmental nature of the product a discount rate of 27.5% was used to value the in-process research and development. This discount rate was commensurate with the stage of development and the uncertainties in the economic estimates described above. If the acquired in-process research and development product is not commercially successful, the Company's business, operating results and financial condition may be materially adversely affected in future periods. In addition, the value of other intangible assets acquired may become impaired.

   The operating results of Receipt since the date of acquisition to December 31, 1999 were nominal. The unaudited pro forma results of operations shown below (in thousands, except per share data) assumes that the acquisition took place at the beginning of fiscal 1998:

                                                              1998      1999
                                                            --------  --------
     Revenues.............................................. $    993  $  2,947
     Net loss.............................................. $(10,497) $(17,845)
     Basic and diluted loss per common share............... $  (3.92) $  (7.30)

   The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles and goodwill. The $2,780,000 charge for acquired in-process technology has been excluded from the pro forma results as it is a material nonrecurring charge.

   The pro forma amounts are based on certain assumptions and estimates and do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of results of future combined operations.

Note 3. Short-Term Investments

   Short-term investments at December 31, 1999 consisted of (in thousands):

     Debt securities--available for sale (original maturities less than one year).................................................. $3,031
     Option to acquire equity securities--available for sale..........    373
                                                                       ------
                                                                       $3,404
                                                                       ======

   At December 31, 1999, the cost of the investments approximated their fair values. Gains and losses on investments are calculated using the specific identification method.

   At December 31, 2000, the Company did not have any short-term debt investments. During 2000, the Company incurred a charge to write down the value of the option to acquire equity securities to zero.

                                 VALICERT, INC.

Note 4. Property and Equipment

   Property and equipment consist of:

                                                              December 31,
                                                             ----------------
                                                              1999     2000
                                                             -------  -------
                                                             (in thousands)
     Equipment.............................................. $ 3,762  $ 5,402
     Furniture and fixtures.................................     253    1,001
     Leasehold improvements.................................     824    1,421
     Software...............................................      52      734
                                                             -------  -------
                                                               4,891    8,558
     Accumulated depreciation and amortization..............  (1,043)  (3,141)
                                                             -------  -------
                                                             $ 3,848  $ 5,417
                                                             =======  =======

Note 5. Accrued Liabilities

   Accrued liabilities consist of:

                                                              December 31,
                                                             ----------------
                                                              1999     2000
                                                             -------  -------
                                                             (in thousands)
     Compensation and related benefits...................... $   517  $ 2,241
     Royalties..............................................      86      682
     Deferred rent..........................................      47      973
     Other..................................................     735    1,922
                                                             -------  -------
                                                             $ 1,385  $ 5,818
                                                             =======  =======

Note 6. Short-Term Notes

   In connection with the acquisition of Receipt (Note 2), the Company assumed promissory notes for $670,000 repayable with interest at 10%. The Company repaid those notes through April 2000.

Note 7. Long-Term Obligations

   Long-term obligations consist of:

                                                              December 31,
                                                             ----------------
                                                              1999     2000
                                                             -------  -------
                                                             (in thousands)
     Equipment finance obligation........................... $   620  $   438
     Capital lease obligations (weighted average interest
      rate of 15.4%)........................................   1,164      968
     Term loan..............................................     142       72
     Equipment financing line...............................   1,024    1,700
                                                             -------  -------
                                                               2,950    3,178
     Less current portion...................................     710    1,122
                                                             -------  -------
                                                             $ 2,240  $ 2,056
                                                             =======  =======

                                 VALICERT, INC.

 Loan and Security Agreement

   The Company entered into a subordinated loan and security agreement with a finance company that provides for borrowings which are secured by a first priority perfected security interest in the assets of the Company. Borrowings under the loan mature thirty-six months from the date of each borrowing. The loan bears interest at 11%. Prepayments during the first twelve months of a note will be subject to a penalty equal to 1.5% of the principal balance being paid. The Company had equipment finance obligations of $620,000 and $438,000 and capital lease obligations of $1,117,000 and $920,000 outstanding under this subordinated loan and security agreement at December 31, 1999 and 2000, respectively.

   The Company granted the finance company a warrant to buy 23,659 shares of common stock at an exercise price of $5.43 per share expiring in five years from the date of grant or upon the effectiveness of an initial public offering. The fair value of the warrant of approximately $95,000 is being amortized to interest expense over the period of the agreement. The fair value was determined using the Black-Scholes model with the following assumptions: expected life, 3.5 years; risk-free interest rate of 4.74%; volatility of 60% and no dividends during the expected term.

 Term Loan

   In connection with the acquisition of Receipt (Note 2), the Company assumed $142,000 due under a term loan bearing interest at the Federal Funds rate (5.5% at December 31, 2000). The loan is payable in monthly installments of approximately $6,000 through December 2001.

 Equipment Financing Line

   In December 1999, the Company entered into an equipment financing line with a finance company that provides for borrowings up to $2,000,000, secured by the assets acquired through the financing. In January 2000, the Company granted the finance company a warrant to buy 9,950 shares of common stock at an exercise price of $6.03 per share in connection with this equipment lease line. The warrant expires seven years from the issuance date and had a fair value of $29,000 which is being amortized over the financing term. The Company determined the fair value of the warrant by using the Black-Scholes model with the following assumptions: expected life of 3.5 years; risk-free interest rate of 6.6%; volatility of 60%; and no dividends during the expected term.

 Line of Credit

   The Company entered into an agreement with a bank to borrow up to a maximum $2,500,000 at an interest rate of one quarter percent over the prime rate (9.75% at December 31, 2000). The terms of the revolving facility contain requirements for meeting a predefined quick asset ratio of 2.5 and a tangible net worth of $5 million. The line of credit is secured by the assets of the Company. The Company had no amounts outstanding under this line of credit at December 31, 1999 or 2000. The Company granted the bank a warrant to purchase 2,222 shares of common stock at an exercise price of $18.00 per share. The warrant expires five years from the issuance date and had a fair value of $29,000. The Company determined the fair value of the warrants by using the Black-Scholes model with the following assumptions: expected life 3.5 years; risk-free interest rate of 6.6%; volatility of 60%; and no dividends during the expected term.

                                 VALICERT, INC.

   Annual maturities under the long-term obligations are as follows:

                                                          Capital
   Fiscal Year Ending December 31,                        Leases  Other  Total
   -------------------------------                        ------- ------ ------
                                                             (In thousands)
     2001................................................ $  493  $  749 $1,242
     2002................................................    475     793  1,268
     2003................................................    188     632    820
     2004................................................    --       36     36
                                                          ------  ------ ------
   Total.................................................  1,156  $2,210 $3,366
                                                                  ====== ======
   Amount representing interest..........................    188
                                                          ------
   Present value.........................................    968
   Current portion.......................................    373
                                                          ------
   Long-term portion..................................... $  595
                                                          ======

   Equipment and leasehold improvements with a net book value of $1,191,000 and $582,000 at December 31, 1999 and 2000 (net of accumulated amortization of $183,000 and $534,000, respectively) had been leased under capital leases.

Note 8. Commitments and Contingencies

   The Company leases its facilities under a noncancelable operating lease for which rent expense is ratably recognized over the lease term. The Company subleases certain office space with an expiration date of June 2001. In respect of one of its leases, the Company is required to furnish an unconditional irrevocable standby letter of credit for $1,000,000 as a security deposit. Rent expense was approximately $1,049,000 and $3,180,000 in 1999 and 2000, respectively. Rental income was $251,000 and $1,447,000 in 1999 and 2000, respectively.

   Future minimum payments under the Company's operating leases are:

                                                              Operating Sublease
                                                               Leases    Income
                                                              --------- --------
                                                                (In thousands)
     2001....................................................  $ 3,162    $640
     2002....................................................    3,173     --
     2003....................................................    2,551     --
     2004....................................................    2,638     --
     2005....................................................    2,725     --
     Thereafter..............................................    3,879
                                                               -------    ----
     Total...................................................  $18,128    $640
                                                               =======    ====

   From time to time, the Company is a party to legal proceedings arising in the normal course of its business. While it is not feasible to predict or determine the outcome of these matters, the Company believes that the ultimate resolution of these claims will not have a material adverse effect on its financial position or results of operations.

                                 VALICERT, INC.

Note 9. Redeemable Convertible Preferred Stock

   The significant terms of the redeemable convertible preferred stock outstanding at December 31, 1999 were as follows:

  . Each share of preferred stock is convertible into 1/3 of a share of common stock, at the option of the holder. Additionally, each share of Series A-senior preferred stock is convertible into Series A-junior, at the option of the holder, on a 1-to-1 conversion ratio. Each share of preferred stock automatically converts into common stock upon the closing of a public offering of common stock at a per share price of at least $5 with gross proceeds of at least $15,000,000 or upon the consent of the holders of the majority of preferred stock.

  . Each share of preferred stock has voting rights equivalent to the number of shares of common stock into which it is convertible. Holders of Series B and Series C preferred stock are entitled to receive noncumulative dividends at the per annum rate of $0.032 per share and $0.100 per share, respectively in preference to any payment of dividend on the Series A-senior, Series A-junior and common stock. The holders of Series A-senior are entitled to receive noncumulative dividends at the per annum rate of $0.0075 per share in preference to payment of any dividend on Series A-junior and common stock. The holders of Series A-junior are entitled to receive dividends at the per annum rate of $0.0075 per share in preference to any payment of any dividend on common stock. No dividends on preferred stock have been declared by the Board from inception.

  . In the event of any liquidation, dissolution or winding up, the holders of Series B and Series C preferred stock are entitled to receive $0.63 per share and $2.01 per share, respectively, plus all declared but unpaid dividends prior and in preference to any distribution to the holders of Series A-senior, Series A-junior and common stock. Upon completion of the initial distribution, the holders of Series A-senior are entitled to receive $0.078 per share plus all declared but unpaid dividends prior and in preference to any distribution to the holders of Series A junior and common stock. Upon completion of the initial and secondary distributions, the Series A junior are entitled to receive $0.50 per share plus declared but unpaid dividends prior and in preference to any distribution to the holders of common stock. Upon completion of the initial, secondary and tertiary distributions, the holders of common stock are entitled to receive the remaining assets of the Company.

  . The convertible preferred shareholders have certain registration rights.
    Simultaneously with the closing of the public offering, all the shares of the Company's preferred stock were converted to common stock on a three-for-one basis.

Note 10. Stockholders' Equity

 Reverse Stock Split

   In July 2000, the Company effected a three-for-one reverse stock split of the outstanding shares of common stock in connection with its initial public offering. All share and per share amounts in these consolidated financial statements have been adjusted to give effect to the reverse stock split.

 Initial Public Offering of Common Stock

   In July 2000, the Company sold 4,000,000 shares of common stock in an underwritten public offering and in August 2000 sold an additional 600,000 shares through the exercise of the underwriters' over-allotment option for net proceeds of approximately $41.1 million at a price of $10.00 per share.

                                 VALICERT, INC.

 Restricted Stock

   The Company has the right to repurchase the unvested portion of restricted common stock exercised by employees under the 1998 stock plan at the original purchase price. The Company's right to repurchase these shares expires over 48 months from the grant date. Additionally, certain officers and employees exercised unvested stock options with full recourse notes. The notes bear interest at 6% and mature five years from the loan date. The related shares of common stock are subject to repurchase by the Company at the original purchase price per share upon the purchaser's cessation of service prior to the vesting of such shares. The restricted stock continues to vest in accordance with the terms of the original stock option. At December 31, 2000, 1,116,083 outstanding shares of such stock were subject to repurchase.

 Warrants

   During 1998, 1999 and 2000, the Company issued warrants to employees to purchase 191,666, 316,666 and 50,000 shares of common stock at exercise prices from $18.00 to $18.90 per share. Such warrants generally vest over a 42-month or 48-month period and expire in 2009.

   In connection with the acquisition of Receipt.Com, Inc., the Company assumed a warrant to purchase 86,346 shares of common stock at $4.77 per share.

   At December 31, 2000, the Company had 653,387 common stock warrants outstanding with a weighted average exercise price of $16.44. These warrants expire from 2007 to 2010. 332,851 warrants with a weighted average exercise price of $14.15 were exercisable at December 31, 2000.

 Deferred Stock Compensation

   In connection with grants of stock options to employees and issuance of options upon the acquisition of Receipt.com (Note 2), the Company recorded deferred compensation of $6,005,000 and $4,161,000 in fiscal 1999 and 2000, respectively, as the difference between the deemed fair value for accounting purposes and the stock price as determined by the Board of Directors on the date of grant. This amount has been presented as a reduction of stockholders' equity and is being amortized to expense over the vesting period of the related stock options (generally four years). Amortization of deferred stock compensation for the years ended December 31, 1999 and 2000 was $162,000 and $2,266,000, respectively. In 2000, terminated employees forfeited 206,215 options and the amount recorded as deferred stock compensation was reduced by $475,000.

 Employee Stock Purchase Plan

   The Company has reserved and the stock holders have approved 333,333 shares of common stock for issuance to eligible employees under the 2000 Stock Purchase Plan (the Purchase Plan), which will be automatically increased on January 1 of each year by 2% of the common stock then outstanding. Under the Purchase Plan, eligible employees, subject to certain restrictions, may purchase shares of common stock at a price equal to the lesser of 85% of the fair market value at either the employee's entry date into the Plan or the date of purchase. As of December 31, 2000, no shares have been issued under the Purchase Plan.

 Stock Incentive Plans

   The Company has adopted several stock plans ("Plans") that provide for grant of options and restricted stock to employees, consultants and directors. Incentive stock options are granted at fair value as determined by the Board of Directors at the date of grant, nonstatutory options may be offered at not less than 85% of the fair market value. Options generally vest between three and four years and have a maximum term of ten years. Under these Plans, the Company was authorized to grant shares of the common stock and Series A-Junior preferred stock. Upon the completion of the Company's initial public offering on July 28, 2000, all options outstanding to purchase Series A Junior preferred stock were converted on a three-for-one basis into options to acquire common stock. The Company has reserved 3,494,828 shares of common stock for issuance under the

                                 VALICERT, INC.

Plans. In addition, the number of shares reserved will automatically increase on the first day of each fiscal year by an amount equal to the lessor of 5% of the common stock outstanding on the last day of the preceding year, 2,448,333 shares, or a lesser number of shares determined by the board of directors. The following table presents a summary of the stock option activity for the years ended December 31, 1988, 1999 and 2000 as if the plans had been combined since their inception.

                                         Options                Weighted Average
                                        Available   Number of     Option Price
                                        for Grant    Options       Per Share
                                        ----------  ----------  ----------------
Balance at January 1, 1998............     598,527   1,149,102       $0.06
Authorized for grant..................   2,000,000         --          --
Shares removed from the plan..........    (180,527)        --          --
Granted (weighted average fair value
 of $0.05)............................  (1,831,219)  1,831,219        0.21
Exercised.............................         --     (214,157)       0.09
Canceled..............................      58,667     (58,667)       0.24
                                        ----------  ----------       -----
Balances, December 31, 1998...........     645,448   2,707,497       $0.17
Authorized for grant..................   2,642,357         --          --
Granted (weighted average fair value
 of $1.24)............................  (1,103,907)  1,103,907        1.26
Assumed upon Receipt.com acquisition--
 Note 2 (weighted average fair value
 of $4.23)............................  (1,079,023)  1,079,023        1.85
Exercised.............................         --   (2,350,816)       0.27
Canceled..............................      71,371     (71,451)       0.33
                                        ----------  ----------       -----
Balances, December 31, 1999...........   1,176,246   2,468,160       $1.28
Authorized for grant..................   1,333,333         --          --
Granted (weighted average fair value
 of $3.37)............................  (2,431,497)  2,431,497        8.31
Exercised.............................         --   (1,525,219)       1.95
Canceled..............................     216,001    (216,001)       4.16
Shares repurchased and returned to the
 plan.................................      42,308         --          --
                                        ----------  ----------       -----
Balances, December 31, 2000 ..........     336,391   3,158,437       $6.17
                                        ==========  ==========       =====
Options vested at December 31, 2000                    337,561       $4.35
                                                    ==========       =====

   Additional information regarding options outstanding as of December 31, 2000 is as follows:

                              Options Outstanding and Exercisable
                     ----------------------------------------------------------
       Range of                        Weighted Average
       Exercise        Number        Remaining Contractual     Weighted Average
        Prices       Outstanding         Life (Years)           Exercise Price
       --------      -----------     ---------------------     ----------------
     $0.00-$1.97        472,211               7.9                   $ 0.97
     $1.98-$3.95        692,448               9.7                     2.22
     $3.96-$5.92        426,207               9.5                     4.85
     $5.93-$7.90        254,096               8.4                     6.52
     $7.91-$9.87      1,097,414               9.3                     9.29
     $9.88-$19.75       216,061               9.8                    16.64
                      ---------               ---                   ------
     $0.00-$19.75     3,158,437               9.2                   $ 6.17
                      =========               ===                   ======

   During fiscal 1999 and 2000, 935,215 and 1,896,281 stock options with a weighted average exercise price of $0.96 and $7.85 and a weighted average fair value of $0.36 and $2.19 were issued at less than the estimated fair value at the grant date, respectively.

                                 VALICERT, INC.

   SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net loss had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, generally five years; risk free interest rate, 4.56% in 1998, 4.6% to 6% in 1999 and 6.5% in 2000; no dividends during the expected term, no volatility for grants prior to the Company's initial public offering in July 2000 and volatility of 100% thereafter. If the computed fair values of the 1998, 1999 and 2000 awards had been amortized to expense over the vesting period of the awards, pro forma net loss (net of amortization of deferred compensation expense already recorded for the year ended December 31, 1999, as discussed above) would have been approximately $4.03 million ($8.01 per basic and diluted share) in 1998, $12.89 million ($48.86 per basic and diluted share) in 1999 and $27.72 million ($2.70 per basic and diluted share) in 2000.

   At December 31, 2000, the Company has reserved shares of common stock for issuance as follows:

     Issuance available under stock plans............................. 3,494,828
     Issuance available under employee stock purchase plan............   333,333
     Exercise of warrants.............................................   653,387
                                                                       ---------
     Total............................................................ 4,481,548
                                                                       =========

Note 11. Net Loss Per Share

   The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands):

                                                    Year Ended December 31,
                                                   ---------------------------
                                                    1998      1999      2000
                                                   -------  --------  --------
Net loss (numerator), basic and diluted........... $(3,990) $(12,802) $(28,327)
Shares (denominator):
  Weighted average common shares outstanding......     498       717    12,119
  Weighted average common shares subject to
   repurchase.....................................     --       (454)   (1,425)
  Weighted average common shares held in escrow...     --         (1)     (412)
                                                   -------  --------  --------
  Shares used in computation, basic and diluted...     498       262    10,282
                                                   =======  ========  ========
Net loss per share, basic and diluted............. $ (8.01) $ (48.86) $  (2.76)
                                                   =======  ========  ========

                                 VALICERT, INC.

   For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following:

                                                      Year Ended December
                                                              31,
                                                      ----------------------
                                                       1998    1999    2000
                                                      ------  ------  ------
                                                         (in thousands)
   Convertible preferred stock, Series A-Senior,
    Series B and Series C............................  7,498  12,941     --
   Shares of common stock subject to repurchase...... (1,587)   (981) (1,116)
   Outstanding options...............................  2,707   2,468   3,158
   Warrants..........................................    391     761     653
                                                      ------  ------  ------
   Total.............................................  9,009  15,189   2,695
                                                      ======  ======  ======
   Weighted average exercise price of options........ $ 0.16  $ 1.28  $ 6.17
                                                      ======  ======  ======
   Weighted average exercise price of warrants....... $ 9.37  $10.66  $16.44
                                                      ======  ======  ======

Note 12. Income Taxes

   The Company's deferred income tax assets are comprised of the following at December 31:

                                                               1999      2000
                                                              -------  --------
                                                               (in thousands)
   Deferred tax assets:
     Net operating loss carryforward......................... $ 7,515  $ 15,553
     Accruals deductible in different periods................     523     1,298
     Deferred revenue........................................     162       718
     Credits.................................................     382       584
     Depreciation and amortization...........................     319      (346)
                                                              -------  --------
                                                                8,901    17,807
   Less valuation allowance..................................  (7,998)  (17,505)
                                                              -------  --------
   Deferred tax assets.......................................     903       302
   Deferred tax liabilities--purchase intangibles............    (903)     (302)
                                                              -------  --------
   Net deferred tax.......................................... $   --   $    --
                                                              =======  ========

   A reconciliation of the statutory federal income tax rate and the effective income tax rate on pre-tax income is as follows:

                                                     1998     1999     2000
                                                    ------   ------   ------
   Statutory federal rate.......................... (35.00)% (35.00)% (35.00)%
   Nondeductible charge for acquired in-process
    technology.....................................    --      7.58 %    --
   Research and development tax credit.............  (1.61)   (2.98)%  (2.06)
   Goodwill amortization...........................    --       --      3.98
   Other...........................................   0.30     0.85     0.12
   Change in valuation allowance...................  36.31    29.55    32.96
                                                    ------   ------   ------
   Effective tax rate..............................    --  %    --  %    --  %
                                                    ======   ======   ======

   At December 31, 1999 and 2000, the Company has fully reserved its net deferred tax assets of approximately $7,998,000 and $17,505,000, respectively, to reduce them to amounts that are more likely than not to be realized.

                                 VALICERT, INC.

   At December 31, 2000, the Company has net operating loss (NOL) carryforwards of approximately $40,760,000 and $23,850,000 for federal and state income tax purposes, respectively. The federal NOL carryforwards expire from 2011 to 2020 while the state NOL carryforwards expire from 2001 to 2005.

   At December 31, 2000, the Company also has research and development credit carryforwards of approximately $302,000 and $280,000 available to offset future federal and state income taxes, respectively. The federal credit carryforward expires in 2020, while the state credit carryforward has no expiration.

   The extent to which the loss and credit carryforwards can be used to offset future taxable income and tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period.

Note 13. Related Party Transactions

   An affiliate of one of the stockholders provides software development and consulting services to the Company. Such services totaled $147,000, $682,000 and $561,000 for the years ended December 31, 1998, 1999 and 2000, respectively. Software license revenues for fiscal 2000 include an aggregate of $722,000 from four investors in the Company of which $46,000 was included in the accounts receivable balance at December 31, 2000.

Note 14. Segment Information, Operations by Geographic Area and Significant Customers

   The Company operates primarily in one industry segment: the development and marketing of internet cryptographic software products. Geographic revenue information is based on the ship-to location of the customer. Geographic long-lived asset information is based on the physical location of the assets at each period end. No single country outside of the United States accounted for 10% or more of long-lived assets. Geographic revenue information is as follows:

                                                    Years Ended December 31,
                                                 -------------------------------
                                                 1998  1999   2000
                                                 ---- ------ -------
                                                         (in thousands)
   United States................................ $60  $  859 $ 5,710
   Japan........................................ --      164   1,960
   United Kingdom............................... --      272     745
   Rest of the world............................ --      340   3,413
                                                 ---  ------ -------
                                                 $60  $1,635 $11,828
                                                 ===  ====== =======

 Significant Customers

   During 1998, one customer accounted for 100% of total revenues; during 1999, two customers accounted for 22% and 14% of total revenues; in 2000, no customer accounted for more than 10% of total revenues.

Note 15. Employee Benefit Plan

   The Company has a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation (presently from 2% to 20% up to the maximum allowed under IRS rules). Company contributions are discretionary; no Company contributions have been made since the inception of this plan.

                                 VALICERT, INC.

Note 16. Selected Quarterly Financial Data (Unaudited)

                                                      June     Sept.    Dec.
                                          Mar. 31,     30,      30,      31,
                                            1999      1999     1999     1999
                                         ----------  -------  -------  -------
                                          (in thousands, except per share
                                                       data)
Total revenues.........................  $      168  $   251  $   275  $   941
Gross profit...........................         132      197      222      857
Operating loss.........................      (1,771)  (1,811)  (2,585)  (6,931)
Net loss...............................      (1,764)  (1,825)  (2,437)  (6,776)
Basic and diluted net loss per share...  $(2,322.60) $ (9.55) $ (8.14) $(13.01)
Shares used in computation of basic and
 diluted net loss per share............           1      191      299      521
                                                      June     Sept.    Dec.
                                          Mar. 31,     30,      30,      31,
                                            2000      2000     2000     2000
                                         ----------  -------  -------  -------
                                          (in thousands, except per share
                                                       data)
Total revenues.........................  $    1,876  $ 2,518  $ 3,287  $ 4,147
Gross profit...........................         682      954    1,297    1,797
Operating loss.........................      (5,586)  (7,068)  (7,747)  (8,538)
Net loss...............................      (5,458)  (7,080)  (7,406)  (8,383)
Basic and diluted net loss per share...  $    (2.31) $ (2.69) $ (0.49) $ (0.40)
Shares used in computation of basic and
 diluted net loss per share............       2,364    2,633   15,189   20,940

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)

                                                Additions
                                                ----------
                                     Balance at Charged to             Balance
                                     Beginning  Costs and             at End of
            Description              of Period   Expenses  Deductions  Period
            -----------              ---------- ---------- ---------- ---------
Allowance for doubtful accounts:
  Year Ended December 31, 1998......    $ --        --         --       $ --
  Year Ended December 31, 1999......    $ --        75         --       $ 75
  Year Ended December 31, 2000......    $ 75       160         79       $156

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, County of Santa Clara, State of California, on the 2nd day of April, 2001.

                                          VALICERT, INC.

                                                    /s/ Joseph Amram
                                          By: _________________________________
                                                        Joseph Amram
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Joseph Amram and Timothy Conley, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any and all amendments to this Report on Form 10-K, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

            Signature                           Title                       Date
            ---------                           -----                       ----

      /s/ Joseph Amram             President and Chief Executive         April 2, 2001
_________________________________   Officer (Principal
          Joseph Amram              Executive Officer)

     /s/ Timothy Conley            Chief Financial Officer (Principal    April 2, 2001
_________________________________   Financial and Accounting
         Timothy Conley             Officer)

     /s/ Rajiv Dholakia            Chief Technology Officer              April 2, 2001
_________________________________
         Rajiv Dholakia

   /s/ Srinivasan Krishnan         Chairman of the Board of              April 2, 2001
_________________________________   Directors
       Srinivasan Krishnan

      /s/ Taher Elgamal            Director                              April 2, 2001
_________________________________
          Taher Elgamal

      /s/ John Johnston            Director                              April 2, 2001
_________________________________
          John Johnston

   /s/ Scott J. Loftesness         Director                              April 2, 2001
_________________________________
       Scott J. Loftesness

     /s/ Magdalena Yesil           Director                              April 2, 2001
_________________________________
         Magdalena Yesil

   /s/ Timothy Conley                                             April 2, 2001
*By: ________________________
       Timothy Conley
      Attorney-in-Fact

                                 VALICERT, INC.

                                    EXHIBITS
                                       TO
                            FORM 10-K ANNUAL REPORT
                               FOR THE YEAR ENDED
                               DECEMBER 31, 2000

 Exhibit
 Number                      Description of Document
 -------                     -----------------------
 23.1    Consent of Deloitte & Touche LLP, Independent Accountants.
 23.2    Consent of PricewaterhouseCoopers LLP, Independent Accountants.
 24.1    Power of Attorney (see signature page).

--------
*  As filed with the Registrant's Registration Statement on Form S-1 (File No.
   333-37020) on          , 2000, as amended