Form 10-Q
period 2001-03-31
VALICERT INC
filed 2001-05-15
CIK 1114040

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from ___________to ______________

                       Commission file number: 000-31109

                             ----------------------

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

                             ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
                   Class                             April 30, 2001
                   -----                             --------------
        Common Stock, $0.001 par value             22,806,225 shares

================================================================================

                                 VALICERT, INC.

                               TABLE OF CONTENTS


                                                                                                                    Page
                                                                                                                   ------
                                                   PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000..................          3

          Condensed Consolidated Statements of Operations for the three months ended
          March 31, 2001 and 2000...........................................................................          4

          Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001
          and 2000..........................................................................................          5

          Notes to Condensed Consolidated Financial Statements..............................................          6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............          9

Item 3.   Quantitative and Qualitative Disclosures About Market Risks.......................................         26

                                                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.................................................................................         27

Item 2.   Changes in Securities and Use of Proceeds.........................................................         27

Item 3.   Defaults upon Senior Securities...................................................................         27

Item 4.   Submission of Matters to Vote of Security Holders.................................................         27

Item 5.   Other Information.................................................................................         27

Item 6.   Exhibits and Reports on Form 8-K..................................................................         27

SIGNATURES..................................................................................................         28



 VALICERT(R) and the ValiCert logo are registered trademarks of ValiCert, Inc.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 VALICERT, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (Unaudited)

                                                                                              March 31,          December 31,
                                                                                             -----------        --------------
                                                                                                2001                2000
                                                                                             -----------        --------------
                                    ASSETS

Current assets:
  Cash and cash equivalents.............................................................     $ 28,905            $ 37,523
  Accounts receivable, net..............................................................        4,914               3,771
  Prepaid expenses and other current assets.............................................        1,376               1,333
                                                                                             --------            --------
     Total current assets...............................................................       35,195              42,627

Property and equipment, net.............................................................        5,766               5,417
Goodwill and intangible assets, net.....................................................       10,511              11,297
Other assets............................................................................          529                 465
                                                                                             --------            --------
        Total assets....................................................................     $ 52,001            $ 59,806
                                                                                             ========            ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................................................................     $  1,307            $  1,140
  Accrued liabilities...................................................................        5,688               5,818
  Deferred revenue......................................................................        3,801               3,113
  Current portion of long-term obligations..............................................        1,133               1,122
                                                                                             --------            --------
     Total current liabilities..........................................................       11,929              11,193
Long-term obligations...................................................................        1,708               2,056
                                                                                             --------            --------
        Total liabilities...............................................................       13,637              13,249
                                                                                             --------            --------

Stockholders' equity:
  Common stock and additional paid-in capital...........................................      101,941             102,014
  Deferred stock compensation...........................................................       (6,178)             (7,263)
  Notes receivable from common stockholders.............................................       (2,043)             (2,033)
  Accumulated deficit...................................................................      (55,356)            (46,161)
                                                                                             --------            --------
     Total stockholders' equity.........................................................       38,364              46,557
                                                                                             --------            --------
        Total liabilities and stockholders' equity......................................     $ 52,001            $ 59,806
                                                                                             ========            ========

                                 VALICERT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                                                    Three Months
                                                                                                   Ended March 31,
                                                                                            ----------------------------

                                                                                              2001                 2000
                                                                                            -------              -------
Revenues:
  Software license..............................................................            $ 3,375              $ 1,396
  Subscription fees and other services..........................................              1,694                  480
                                                                                            -------              -------
     Total revenues.............................................................              5,069                1,876

Cost of revenues:
  Software license..............................................................                265                  153
  Subscription fees and other services..........................................              2,288                1,041
                                                                                            -------              -------
     Total cost of revenues.....................................................              2,553                1,194
                                                                                            -------              -------
Gross profit....................................................................              2,516                  682
                                                                                            -------              -------

Operating expenses:
  Research and development......................................................              3,563                1,911
  Sales and marketing...........................................................              5,637                2,404
  General and administrative....................................................              1,296                  686
  Amortization of goodwill and intangible assets................................                786                  810
  Amortization of stock compensation*...........................................                571                  457
                                                                                            -------              -------
     Total operating expenses...................................................             11,853                6,268
                                                                                            -------              -------
Operating loss..................................................................             (9,337)              (5,586)
Interest and other income (expense), net........................................                142                  128
                                                                                            -------              -------
Net loss........................................................................            $(9,195)             $(5,458)
                                                                                            =======              =======

Basic and diluted loss per share................................................             $(0.42)              $(2.31)
                                                                                            =======              =======

Shares used in computation of basic and diluted net loss per share..............             21,770                2,364
                                                                                            =======              =======


 *  Amortization of stock compensation
     Cost of revenues:
     Subscription fees and other services.......................................            $    59              $     5
     Research and development...................................................                141                  146
     Sales and marketing........................................................                160                  120
     General and administrative.................................................                211                  186
                                                                                            -------              -------

     Total......................................................................            $   571              $   457
                                                                                            =======              =======

                                 VALICERT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                     -------------------------

                                                                                                       2001              2000
                                                                                                     -------           -------
Cash flow from operating activities:
 Net loss..................................................................................          $(9,195)          $(5,458)
 Adjustments to reconcile to net cash used in operating activities:
  Depreciation and amortization............................................................              621               422
  Amortization of stock compensation.......................................................              571               457
  Amortization of goodwill and intangible assets...........................................              786               749
  Issuance of stock options for services...................................................               14                --
  Interest on stockholder notes............................................................              (27)               --
  Changes in assets and liabilities
    Accounts receivable....................................................................           (1,143)           (1,393)
    Prepaid expenses and other current assets..............................................              (43)             (508)
    Other assets...........................................................................              (64)             (306)
    Accounts payable and accrued liabilities...............................................               37              (402)
    Deferred revenue.......................................................................              688               319
    Other liabilities......................................................................               --               (14)
                                                                                                     -------           -------
     Net cash used in operating activities.................................................           (7,755)           (6,134)
                                                                                                     -------           -------

Cash flows from investing activities:
 Property and equipment additions..........................................................             (970)             (441)
 Sale of short-term investments............................................................               --             3,031
 Repayment of notes receivable from stockholders...........................................               16                50
                                                                                                     -------           -------
     Net cash provided by (used in) investing activities...................................             (954)            2,640
                                                                                                     -------           -------

Cash flows from financing activities:
 Issuance of common stock, net.............................................................              427               491
 Issuance of preferred stock, net..........................................................               --                59
 Repayment of borrowings...................................................................             (336)             (584)
 Proceeds from borrowings..................................................................               --               488
                                                                                                     -------           -------
     Net cash provided by financing activities.............................................               91               454
                                                                                                     -------           -------

Net increase (decrease) in cash and equivalents............................................           (8,618)           (3,040)
Cash and equivalents--beginning of period..................................................           37,523            14,023
                                                                                                     -------           -------
Cash and equivalents--end of period........................................................          $28,905           $10,983
                                                                                                     =======           =======

Supplemental disclosure of cash flow information--cash paid during the period for
                                                                                                     $   125           $    37
 interest..................................................................................          =======           =======


                                 VALICERT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements of ValiCert, Inc. and its subsidiaries ("ValiCert" or "the Company") reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented in conformity with accounting principles generally accepted in the United States of America for the interim financial information. Such adjustments are of a normal recurring nature. Intercompany balances and transactions have been eliminated in consolidation.

     The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("the SEC"). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America. The result of operations for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

2.   Accounting Change

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The statement requires that all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designed as a fair value hedge, the changes in the fair value of the derivative and of the hedged items attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive loss income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in fair value of cash flows are recognized in earnings. The adoption of SFAS No. 133 did not impact the Company's consolidated financial position, results of operations or cash flows.

3.   Initial Public Offering

     In July 2000, the Company completed an initial public offering in which it sold 4,000,000 shares of common stock at $10 per share and, subsequently, an additional 600,000 shares of common stock were sold at $10 per share in connection with the exercise of the underwriters' over allotment option. The total proceeds from this transaction were approximately $41.1 million, net of underwriters' discounts and other related costs of $5.0 million. Upon the completion of the offering, all shares of preferred stock were automatically converted to common stock on a three for one basis.

4.   Segment Information, Operations By Geographic Area And Significant
     Customers


     The Company operates primarily in one industry segment: the development and marketing of Internet cryptographic software products. Geographic revenue information is based on the ship-to location of the customer. Geographic long-lived asset information is based on the physical location of the assets at each period end. No single country outside of the United States accounted for 10% or more of long-lived assets at March 31, 2001 or 2000. Geographic revenue information is as follows:

                                                                                               Three Months
                                                                                              Ended March 31,
                                                                                       ---------------------------
                                                                                         2001                 2000
                                                                                       ------               ------
                                                                                              (in thousands)
Revenues:
  Japan................................................................                $1,599               $   --
  North America........................................................                 1,294                1,253
  United Kingdom.......................................................                   646                   --
  Rest of the world....................................................                 1,530                  623
                                                                                       ------               ------
                                                                                       $5,069               $1,876
                                                                                       ======               ======

     During the three months ended March 31, 2001 one customer accounted for 19.7% of total revenues. During the three months ended March 1, 2000 three customers accounted for 13.2%, 12.5% and 10.1% of total revenues.

                                 VALICERT, INC.

5.   Common Stock and Net Loss Per Share

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share from continuing operations (in thousands):

                                                                                                Three Months
                                                                                               Ended March  31,
                                                                                       ------------------------------
                                                                                         2001                  2000
                                                                                       --------               -------
                                                                                   (in thousands, except per share data)
     Net loss, basic and diluted.......................................                ($ 9,195)              ($5,458)
                                                                                       ========               =======
     Weighted average common shares outstanding........................                  22,790                 3,919
     Weighted average common shares outstanding subject to
       repurchase and held in escrow...................................                  (1,020)               (1,555)
                                                                                       --------               -------
     Shares used in computation, basic and diluted.....................                  21,770                 2,364
                                                                                       ========               =======
     Loss per share, basic and diluted.................................                 ($ 0.42)              ($ 2.31)
                                                                                       ========               =======

     At March 31, 2001 and 2000, options to purchase 4,278,127 and 2,212,668 shares of common stock, respectively, and warrants to purchase 653,387 and 548,333 shares of common stock, respectively, were excluded from the calculation of net loss per share, as their inclusion would be antidilutive.

6.   Comprehensive Loss

     The Company reports comprehensive loss in accordance with SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and developing comprehensive income. Comprehensive loss consists of the Company's reported net loss and the unrealized holding losses on investments and are as follows:

                                                                                                Three Months
                                                                                            Ended March 31, 2001,
                                                                                       -------------------------------
                                                                                         2001                  2000
                                                                                       --------               -------
     Net loss...........................................................               ($ 9,195)              ($5,458)
     Net unrealized loss on investments.................................                     --                   (65)
                                                                                       --------               -------
     Total comprehensive loss...........................................                ($9,195)              ($5,523)
                                                                                       ========               =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the "Factors That May Affect Results of Operations" and elsewhere in this report, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "future," "intends" and similar expressions identify forward-looking statements. Readers are referred to the "Sales and Marketing," "Customer Service, Training and Support," "Research and Development," "Competition," "Intellectual Property," "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Factors That May Impact Future Results" sections contained in this Quarterly Report on Form 10-Q, which identify some of the important factors or events that could cause actual results or performances to differ materially from those contained in the forward-looking statements.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

     The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations set forth in the Annual Report on Form 10-K (No. 000-31109) on file with the SEC.

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

     We started commercial shipments of our validation authority software products during the first quarter of 1999, and substantially all of our revenues have come from the licensing of our validation authority products. We also offer secure data transfer products and digital receipt products and services, which we obtained from our acquisition of Receipt.com in December 1999. As of March 31, 2001, we had over 150 customers, including Aetna, Barclays, Federal Reserve Bank, Hanwha Corporation, PricewaterhouseCoopers, Society for Worldwide Interbank Financial Telecommunication, or S.W.I.F.T., Unisys, Visa and Wells Fargo.

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

Results of Operations

Three months ended March 31, 2001 and 2000

Revenues

     Revenues increased to $5.1 million for the three months ended March 31, 2001 from $1.9 million for the three months ended March 31, 2000 due to increased sales of software licenses of $2.0 million and increased subscription fees and other services of $1.2 million. Revenues for the three months ended March 31, 2001 included $3.4 million for software license revenues and $1.7 million for subscription fees and other services revenues.

Cost of revenues

     Cost of software license revenues. Cost of software license revenues consists of royalty costs related to technology licensed from third parties. These costs increased to $265,000 for the three months ended March 31, 2001 from $153,000 for the three months ended March 31, 2000 due to increased software license revenues. Cost of software license revenues as a percentage of software license revenues decreased to 7.9% for the three months ended March 31, 2001 from 11.0% for the three months ended March 31, 2000 as a result of greater software license revenues over which to amortize certain fixed annual fees.

     Cost of subscription fees and other services revenues. Cost of subscription fees and other services relate to operating our secure data center and providing consulting and support services. The cost of subscription fees and other services revenues increased to $2.3 million for the three months ended March 31, 2001 from $1.0 million for the three months ended March 31, 2000. During the three months ended March 31, 2001, these costs included compensation and other personnel-related expenses of $1,163,000 and depreciation of $406,000. During the three months ended March 31, 2000, compensation and other personnel-related costs were $356,000 and depreciation was $305,000. The cost of subscription fees and other services decreased to 135.1% of subscription fees and other services revenue for the three months ended March 31, 2001 from 216.9% for the three months ended March 31, 2000 primarily due to increased revenues.

Operating expenses

     Research and development. Research and development expenses consist of salaries and other personnel-related costs, third-party consulting services, and the costs of facilities and computer equipment. Research and development expenses increased to $3.6 million during the three months ended March 31, 2001 from $1.9 million during the three months ended March 31, 2000, an increase of 86.4%, due to our continued investment in the design, testing and deployment of our products and services. Of this increase, $821,000 related to salaries and other personnel-related costs, $416,000 related to facility costs, and $246,000 related to consulting expenses. Research and development expenses as a percentage of revenues decreased to 70.3% for the three months ended March 31, 2001 from 101.9% for the three months ended March 31, 2000, primarily due to increased revenues.

     Sales and marketing. Sales and marketing expenses consist of costs related to salaries and other personnel-related costs, sales commissions, tradeshows, marketing programs, travel, facilities and computer equipment. Sales and marketing expenses increased to $5.6 million during the three months ended March 31, 2001 from $2.4 million during the three months ended March 31, 2000, an increase of 134.5%, as we continued to expand our domestic and international direct sales organization and to increase our marketing efforts. Of this increase, $1.6 million related to salaries, commissions and other personnel-related costs and $390,000 related to third-party commissions. Sales and marketing expenses as a percentage of revenues decreased to 111.2% for the three months ended March 31, 2001 from 128.1% for the three months ended March 31, 2000 due to increased revenues.

     General and administrative. General and administrative expenses consist of salaries and other personnel-related costs for our administrative, finance and human resources employees, our legal and accounting services and our facilities costs. General and administrative expenses increased to $1.3 million during the three months ended March 31, 2001 from $686,000 during the three months ended March 31, 2000, an increase of 88.9%. Of this increase, $357,000 related to salaries and other personnel-related costs and $311,000 related to legal, accounting and other consulting services. General and administrative expenses as a percentage of revenues decreased to 25.6% for the three months ended March 31, 2001 from 36.6% for the three months ended March 31, 2000, primarily due to increased revenues.

     Amortization of intangibles. Amortization of intangibles relates to the amortization of goodwill and other intangibles assets arising from our December 1999 acquisition of Receipt.com. An expense of $786,000 was recorded in the quarter ended March 31, 2001 and $810,000 in the quarter ended March 31, 2000 for the amortization of goodwill and other intangible assets.

     Amortization of stock compensation. Deferred stock compensation represents the difference between the exercise price of stock options granted and the estimated fair market value of the underlying common stock on the date of the grant. As of March 31, 2001, we had recorded deferred stock compensation costs of $3.7 million for stock options we assumed as part of our acquisition of Receipt.com and an additional $5.4 million related to the grant of other employee stock options (net of $990,000 stock options canceled for terminated employees). Deferred stock compensation costs are being amortized over approximately four years, which resulted in an expense of $571,000 during the three months ended March 31, 2001 and $457,000 during the three months ended March 31, 2000.

     Interest and other income, net. Interest and other income, net, consists of interest earned on cash, cash equivalents, short-term investments offset by interest expense, primarily incurred on equipment lease obligations, and foreign currency translation adjustments. Net interest expense and other income was $142,000 during the three months ended March 31, 2001 and $128,000 during the three months ended March 31, 2000. Net interest expense during the three months ended March 31, 2001 included an expense of $204,000 related to a foreign currency adjustment.

     You should not rely on quarter-to-quarter comparisons of our results of operations as indicators of future performance due to our limited operating history, the early stage of our markets and factors discussed in Factors That May Affect Future Results of Operations below and in our Annual Report on Form 10K filed with the SEC on April 2, 2001 (SEC file number 000-31109). In particular, because our base of customers and the number of additional customer licenses that we enter into each quarter are still relatively small, the loss or deferral of a small number of anticipated large customer orders in any quarter could result in a significant variability in revenues for that quarter. If in some future periods our operating results are below the expectations of public market analysts or investors, the price of our common stock may fall.

Liquidity and Capital Resources

Funding to date

     In July 2000, we completed an initial public offering of our common stock that resulted in raising additional equity, net of offering costs, of approximately $41.0 million. Previous to the public offering, we funded our operations through the private sale of our equity securities with aggregate net proceeds of approximately $30.0 million. At March 31, 2001, we had cash and cash equivalents of $28.9 million. We also have a bank credit line in the amount of $2.5 million under which we have pledged substantially all of our assets, including patents and other intellectual property, to secure borrowings under this facility. There were no borrowings outstanding under this line as of March 31, 2001. The bank credit line requires us to maintain a defined quick ratio of
2.5 and a tangible net worth of $5.0 million. At March 31, 2001, we were in compliance with these financial covenants. We anticipate using available cash to provide working capital and otherwise fund our operations and to purchase capital equipment and make leasehold improvements.

Uses of cash

     Net cash used in operating activities of $7.8 million in the three months ended March 31, 2001 was primarily used to fund primarily to fund a net loss of $9.2 million partially offset by non-cash depreciation and amortization expenses of $2.0 million. Net cash used in operating activities of $6.1 million in the three months ended March 31, 2000 was primarily used to fund our net loss of $5.5 million partially offset by non-cash depreciation and amortization expenses of $1.6 million.

     Net cash used in investing activities was $954,000 for the three months ended March 31, 2001 primarily related to capital equipment expenditures to purchase computer hardware and software, office furniture and equipment and leasehold improvements. Net cash provided by investing activities was $2.6 million for the three months ended March 31, 2000, primarily due to the sale of short-term investments partially offset by capital equipment expenditures. We expect continued increases in capital expenditures and lease commitments due to growth in operations, infrastructure and personnel.

Sources of cash

     Net cash provided by financing activities was $91,000 for the three months ended March 31, 2001. Net cash provided by financing activities was provided primarily from the issuance of common stock under the employee stock purchase
plan partially offset by the to repayment borrowings.    Net cash provided by
financing activities was $454,000 for the three months ended March 31, 2000. Net cash was provided primarily from the exercise of warrants and stock options and to a more limited extent, borrowings partially offset by the repayment of borrowings.

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

     We believe that our current cash balances and borrowings available under our credit facilities will be sufficient to meet our working capital needs for at least the next twelve months. After that, we may require additional funds. We may not be able to obtain adequate or favorable financing at that time. Any additional financing may dilute your ownership interest in ValiCert. New equity securities could have rights senior to those of our common stockholders.

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

     We have incurred significant net losses. We incurred net losses of $9.2 million in the three months ended March 31, 2001 and $5.5 million in the three months ended March 31, 2000. As of March 31, 2000, we had incurred cumulative losses of $55.4 million. As of December 31, 2000, we had incurred cumulative losses of $46.2 million. You should not consider recent quarterly revenue growth as indicative of our future performance. We may not sustain similar levels of growth in future periods and our revenues could decline, and we may not become profitable or significantly increase our revenues. We will continue to increase our sales and marketing, research and development and general and administrative expenses.

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

     A limited number of customers have accounted for a significant portion of our revenues. In the three months ended March 31, 2001 one customer accounted for 19.7% of total revenues. During the three months ended March 1, 2000 three customers accounted for 13.2%, 12.5% and 10.1% of total revenues. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers. We do not have long-term contracts with our customers that obligate them to license our software products or use our services. We cannot be certain that we will retain our customers or that we will be able to obtain new customers. If we were to lose one or more customers, our revenues could decline.

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

     One of our significant business strategies has been to enter into strategic or other similar collaborative alliances to increase the adoption of our products and services. Prospective customers of our products and services often require long testing and approval processes before making a purchase decision. In general, the process of entering into a licensing arrangement with a potential customer may involve lengthy negotiations. As a result, our sales cycle has been and may continue to be unpredictable. In the past, our sales cycle has ranged from one to nine or more months. Our sales cycle is also subject to delays as a result of customer-specific factors over which we have little or no control, including budgetary constraints and internal acceptance procedures. In addition, because our technology must often be integrated with the products and services of other vendors, there may be a significant delay between the use of our software and services in a pilot system and its commercial deployment by our customers. The length of the sales cycle makes it difficult to accurately forecast the timing and amount of our sales. Thus, this may cause our revenues and operating results to vary significantly from quarter to quarter and could harm our business.

  Our international business exposes us to additional risks.

     Products and services provided to our international customers accounted for 74.5% of our revenues in the three months ended March 31, 2001 and 33.2% of our revenues in the three months ended March 31, 2000. Conducting business outside of the United States subjects us to additional risks, including:

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

     Our growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. Any failure to manage growth effectively could materially harm our business. We have grown from 31 employees at December 31, 1998 to 231 employees at March 31, 2001. We have also opened additional sales offices and have significantly expanded our operations, both in the United States and abroad, during this time period. To be successful, we will need to implement additional management information systems, develop our operating, administrative, financial and accounting systems and controls, and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations.

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

     Our principal executive offices and operating facilities are located near San Francisco, California. This area has been subject to severe earthquakes. In the event of an earthquake, we may temporarily unable to continue operations at our facilities and we may suffer significant property damage. Any such interruption in our ability to continue operations at our facilities could delay the development of our products and our manufacturing facilities.

  We rely on a continuous power supply to conduct our operations, and California's current energy crisis could disrupt our operations and increase our operating costs.

     Our principal operating facilities are located in California. We rely on a continuous power supply to conduct our operations, and California currently is experiencing an energy crisis that could disrupt our operations and increase our expenses. When power reserves for the State of California have fallen below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the State. If such blackouts interrupt our power supply, we may be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could delay the development of our products and our manufacturing processes. Continuing power interruption could delay production to the extent it could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations. To date, the Company has not experienced any significant or repeated power disruptions that have had a material impact on its business operations. However, in addition to possible power disruptions, the energy crisis also may cause natural gas and electricity prices to rise significantly over the next several months, relative to the rest of the United States, and our operating expenses will likely increase.

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

     We also must continue to identify, recruit, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing and professional services personnel. Competition for these personnel is intense, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. In particular, in the San Francisco Bay Area, competition is especially intense for software engineering personnel. We may encounter difficulties in recruiting a sufficient number of qualified software engineers and we may not be able to retain these software engineering personnel, which could harm our relationships with existing and future customers at a critical stage of development. The failure to recruit and retain necessary technical, managerial, sales, marketing and professional services personnel could harm our business and our ability to obtain new customers and develop new products. If our stock price decreases substantially, it may be difficult to hire and retain employees who consider stock options and important part of their compensation.

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

     We are controlled by our executive officers, directors and major stockholders, whose interests may conflict with yours. Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in management.

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

Issues Related to the European Monetary Conversion

     On January 1, 1999, member states of the European Economic Community ("the EEC") fixed their currencies to the euro, a new legal currency within these countries. During the three years beginning on January 1, 1999, business in the EEC member states will be conducted in both the existing national currency and the euro. Companies operating in or conducting business in EEC member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies and he euro. We are still assessing the impact that the euro may have on our internal systems and products. While we believe our enterprise-wide information systems will be euro-compliant, we have not tested these systems. We have not determined the costs related to any euro-related problems that may arise in the future. These problems may materially adversely affect our business, operating results and financial condition.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  (c) Recent Sales of Unregistered Securities.

  None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  None.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  None.

ITEM 5.  OTHER INFORMATION

  None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

  None.

  (b) Reports on Form 8-K.

  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              VALICERT, INC.


Dated:  May 15, 2001                              By: /s/ Timothy Conley
                                              -----------------------------
                                                      Timothy Conley
                                                 Chief Financial Officer