Form 10-Q
period 2001-06-30
VALICERT INC
filed 2001-08-14
CIK 1114040

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

  For the quarterly period ended June 30, 2001

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
            Class                                                July 31, 2001
            -----                                              -----------------
      Common Stock, $0.001 par value.......................... 22,853,070 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 VALICERT, INC.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                          PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements...........................................     3

         Condensed Consolidated Balance Sheets as of June 30, 2001 and
          December 31, 2000.............................................     3

         Condensed Consolidated Statements of Operations for the three
          and six months ended June 30, 2001 and 2000...................     4

         Condensed Consolidated Statements of Cash Flows for the six
          months ended June 30, 2001 and 2000...........................     5

         Notes to Condensed Consolidated Financial Statements...........     6

         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations..........................................     9

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    26

                            PART II. OTHER INFORMATION

 Item 1. Legal Proceedings..............................................    27

 Item 2. Changes in Securities and Use of Proceeds......................    27

 Item 3. Defaults upon Senior Securities................................    27

 Item 4. Submission of Matters to Vote of Security Holders..............    27

 Item 5. Other Information..............................................    27

 Item 6. Exhibits and Reports on Form 8-K...............................    27

 SIGNATURES..............................................................   28

 VALICERT(R) and the ValiCert logo are registered trademarks of ValiCert, Inc.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 VALICERT, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (Unaudited)

                                                         June 30,  December 31,
                                                           2001        2000
                                                         --------  ------------
                         ASSETS
                         ------
Current assets:
  Cash and equivalents.................................. $ 24,283    $ 37,523
  Accounts receivable, net..............................    4,345       3,771
  Prepaid expenses and other current assets.............    1,862       1,333
                                                         --------    --------
    Total current assets................................   30,490      42,627
  Property and equipment, net...........................    5,445       5,417
  Goodwill and other intangible assets, net.............    9,710      11,297
  Other assets..........................................      563         465
                                                         --------    --------
      Total assets...................................... $ 46,208    $ 59,806
                                                         ========    ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
  Accounts payable...................................... $    849    $  1,140
  Accrued liabilities...................................    5,536       5,818
  Deferred revenue......................................    4,511       3,113
  Short term notes and current portion of long-term
   obligations..........................................    1,426       1,122
                                                         --------    --------
    Total current liabilities...........................   12,322      11,193
    Long term and other liabilities.....................    2,393       2,056
                                                         --------    --------
      Total liabilities.................................   14,715      13,249
                                                         --------    --------
Stockholders' equity:
  Common stock and additional paid-in capital...........  101,551     102,014
  Deferred stock compensation...........................   (5,050)     (7,263)
  Notes receivable from common stockholders.............   (1,568)     (2,033)
  Accumulated deficit...................................  (63,440)    (46,161)
                                                         --------    --------
    Total stockholders' equity..........................   31,493      46,557
                                                         --------    --------
      Total liabilities and stockholders' equity........ $ 46,208    $ 59,806
                                                         ========    ========

                                 VALICERT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                          Three Months        Six Months
                                         Ended June 30,     Ended June 30,
                                         ----------------  ------------------
                                          2001     2000      2001      2000
                                         -------  -------  --------  --------
Revenues:
  Software licenses..................... $ 4,320  $ 1,698  $  7,695  $  3,094
  Subscription fees and other services..   1,688      820     3,382     1,300
                                         -------  -------  --------  --------
    Total revenues......................   6,008    2,518    11,077     4,394
Cost of revenues:
  Software licenses.....................     164      242       429       395
  Subscription fees and other services..   2,213    1,322     4,501     2,363
                                         -------  -------  --------  --------
    Total cost of revenues..............   2,377    1,564     4,930     2,758
                                         -------  -------  --------  --------
Gross profit............................   3,631      954     6,147     1,636
                                         -------  -------  --------  --------
Operating expenses:
  Research and development..............   3,091    2,501     6,654     4,412
  Sales and marketing...................   6,213    3,195    11,850     5,599
  General and administrative............   1,269      938     2,565     1,624
  Amortization of intangibles...........     802      810     1,588     1,620
  Amortization stock compensation.......     518      578     1,089     1,035
                                         -------  -------  --------  --------
    Total operating expenses............  11,893    8,022    23,746    14,290
                                         -------  -------  --------  --------
Operating loss..........................  (8,262)  (7,068)  (17,599)  (12,654)
Interest and other income (expense),
 net....................................     178      (12)      320       116
                                         -------  -------  --------  --------
Net loss................................ $(8,084) $(7,080) $(17,279) $(12,538)
                                         =======  =======  ========  ========
Basic and diluted loss per share........ $ (0.37) $ (2.69) $  (0.79) $  (5.02)
                                         =======  =======  ========  ========
Shares used in computation of basic and
 diluted net loss per share.............  21,993    2,633    21,887     2,499
                                         =======  =======  ========  ========

                                 VALICERT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                           ------------------
                                                             2001      2000
                                                           --------  --------
Cash flow from operating activities:
  Net loss................................................ $(17,279) $(12,538)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization.........................    1,347       919
    Amortization of deferred stock compensation...........    1,089     1,035
    Amortization of goodwill and intangibles..............    1,587     1,620
    Issuance of stock options for services................      148       --
    Interest on stockholders' notes.......................      (27)      --
    Changes in operating assets and liabilities:
      Accounts receivable.................................     (574)   (2,398)
      Prepaid expenses and other current assets...........      --     (1,016)
      Other assets........................................      (98)      246
      Accounts payable and accrued liabilities............     (573)    1,635
      Deferred revenue....................................    1,398       662
      Other liabilities...................................      --        116
                                                           --------  --------
        Net cash used in operating activities.............  (12,982)   (9,719)
                                                           --------  --------
Cash flows from investing activities:
  Property and equipment additions........................   (1,375)   (2,087)
  Sale of short-term investments..........................      --      3,116
  Repayment of notes receivables from stockholders........       58       --
                                                           --------  --------
        Net cash provided by (used in) investing
         activities.......................................   (1,317)    1,029
                                                           --------  --------
Cash flows from financing activities:
  Issuance of common stock, net...........................      418       587
  Repayment of borrowing..................................     (536)     (397)
  Proceeds from borrowing.................................    1,177       370
                                                           --------  --------
        Net cash provided by financing activities.........    1,059       560
                                                           --------  --------
Net decrease in cash and equivalents......................  (13,240)   (8,130)
Cash and equivalents--beginning of period.................   37,523    14,023
                                                           --------  --------
Cash and equivalents--end of period....................... $ 24,283  $  5,893
                                                           ========  ========
Noncash investing and financing activities:
  Common stock issued in exchange for stockholder notes... $    --   $  1,363
                                                           ========  ========
Supplemental disclosure of cash flow information--cash
 paid during the period for interest...................... $    211  $    130
                                                           ========  ========

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

   The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The result of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

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

3. Equity Line of Credit

   In June of 2001, the Company entered into a common stock purchase agreement ("equity line") with an investor for up to $50.0 million in equity financing over a 36-month period. Use of the equity line is subject to a number of terms and conditions that are more fully explained in the Form S-1 registration statement filed with the Securities and Exchange Commission on July 25, 2001. Related to the equity line, the Company granted the investor and a third party warrants to buy 200,000 shares of common stock at an exercise price of $2.92 per share. The warrants expire ten years from the issuance date and had a fair market value of $422,000 which is being amortized over the financing term. The fair value of the warrants was determined by using the Black-Scholes model with the following assumptions: expected life of 10 years; risk-free interest of 6.06%; volatility of 100%; and no dividends during the expected term.

4. Segment Information, Operations By Geographic Area And Significant Customers

   The Company operates in one industry segment: the development and marketing of cryptographic software products that enable business transactions to be conducted over the Internet in a secure, reliable and confidential manner.

5. Equipment Financing Line

   In May 2001, the Company entered into a three-year equipment financing line with a finance company that provides for borrowings up to $3.0 million, secured by the assets acquired with the proceeds of the Lease Agreement. The Company utilized approximately $1.2 million of the financing line during the quarter. In connection with the line, the Company granted the finance company a warrant to buy 87,719 shares of common stock at an exercise price of $2.56 per share.

                                 VALICERT, INC.

6. Common Stock and Net Loss Per Share

                                            Three Months        Six Months
                                           Ended June 30,     Ended June 30,
                                           ----------------  ------------------
                                            2001     2000      2001      2000
                                           -------  -------  --------  --------
                                            (in thousands, except per share
                                                       amounts)
   Net loss, basic and diluted...........  $(8,084) $(7,080) $(17,279) $(12,538)
                                           =======  =======  ========  ========
   Weighted average common shares
    outstanding..........................   22,750    4,528    22,770     4,224
   Weighted average common shares
    outstanding subject to repurchase and
    held in escrow.......................     (757)  (1,895)     (883)   (1,725)
                                           -------  -------  --------  --------
   Shares used in computation, basic and
    diluted..............................   21,993    2,633    21,887     2,499
                                           =======  =======  ========  ========
   Loss per share, basic and diluted.....  $ (0.37) $ (2.69) $  (0.79) $  (5.02)
                                           =======  =======  ========  ========

   At June 30, 2001 and 2000, options to purchase 3,463,692 and 2,329,002 shares of common stock, and warrants to purchase 653,388 and 677,046 shares of common stock, were excluded from the calculation of net loss per share, as their inclusion would be antidilutive.

7. Comprehensive Loss

   The Company reports comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and developing comprehensive income. Comprehensive loss consists of the Company's reported net loss and the unrealized holding losses on investments and are as follows.

                                          Three Months        Six Months
                                         Ended June 30,     Ended June 30,
                                         ----------------  ------------------
                                          2001     2000      2001      2000
                                         -------  -------  --------  --------
                                                  (in thousands)
   Net loss............................. $(8,084) $(7,080) $(17,279) $(12,538)
   Net unrealized (loss) on
    investments.........................     --      (223)      --       (288)
                                         -------  -------  --------  --------
     Total comprehensive loss........... $(8,084) $(7,303) $(17,279) $(12,826)
                                         =======  =======  ========  ========

8. Recent Accounting Pronouncements

   In June 2001, the FASB approved for issuance SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and effective for our fiscal year 2002, goodwill will no longer be subject to amortization. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its consolidated financial position and results of operations. The Company will adopt SFAS 142 for its fiscal year beginning January 1, 2002. Upon completion of SFAS 142, the Company will cease the amortization of existing goodwill with an expected net carrying value

                                 VALICERT, INC.

of $11.1 million at the date of adoption and annual amortization of $3.2 million that resulted from business combinations completed prior to the adoption of SFAS 141. The Company will evaluate goodwill under SFAS 142 transition impairment test and has not determined whether or not there is an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the "Factors That May Affect Future Results of Operations" and elsewhere in this report, that could cause actual results to differ materially from historical results or future anticipated. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

   The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2000 on file with the SEC.

Business

   ValiCert is a leading provider of software for conducting secure and paperless business over the Internet. Our customers use our products and services to help transfer costly and inefficient business processes to the Internet. We started commercial shipments of our validation authority software products during the first quarter of 1999. We also offer secure data transfer products and digital receipt products and services, which we obtained from our acquisition of Receipt.com in December 1999. As of June 30, 2001, we had over 165 customers, including Federal Reserve Bank, High Mark Blue Cross Blue Shield, Hitachi, IBM, PricewaterhouseCoopers, Society for Worldwide Interbank Financial Telecommunication, or S.W.I.F.T., Softbank, State of Connecticut and Unisys.

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

Revenue recognition policy

   During the second quarter of 2000, we introduced new contract arrangements with our enterprise end-user and service provider customers which require us to provide additional services during the subscription period. These fees relating to additional services will be recognized ratably over the subscription period, typically one year. By contrast, our previous contract arrangements, which did not require ongoing service obligations, typically resulted in recognition of license revenues upon product shipment. Under these new arrangements the customer is entitled to receive services and use the license over the license term or the utilization of a stated number of transactions, if earlier. The fee for the arrangement will be recognized ratably over the license term and accelerated if the customer utilizes the stated maximum number of transactions before the expiration of the term. Upon the earlier of the expiration of the license term or utilization of the specified transactions, the customer will be required to pay an additional fee if the customer desires to continue to use the software. We do not intend to grant any concessions for underutilized transactions.

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

Acquisition of Receipt.com

   In executing our product development plans, we consider both internal research and development and the acquisition or licensing of emerging technologies from third parties. We believe that time-to-market is critical to success in the rapidly evolving Internet security infrastructure market, where we must compete with well-established companies and where our products must integrate with the predominant operating systems and network protocols within the enterprise computing environment. We must continually evaluate whether it is more efficient and effective to develop a given solution internally, or to license or acquire a technology. We acquired Receipt.com in December 1999 for approximately $17.6 million in stock and the assumption of liabilities. We accounted for the acquisition using the purchase method of accounting. Receipt.com is a provider of secure data transfer software and, at the date of acquisition, was in the process of developing its digital receipt software product.

Results of Operations

 Three months ended June 30, 2001 and 2000

  Revenues

   Revenues increased to $6.0 million for the three months ended June 30, 2001 from $2.5 million for the three months ended June 30, 2000 primarily due to increased sales of software licenses of $2.6 million and increased subscription fees and other services of $868,000. Revenues for the three months ended June 30, 2001 included $4.3 million for software license revenues and $1.7 million for subscription fees and other services revenues.

  Cost of revenues

   Cost of software license revenues. Cost of software license revenues consists primarily of royalty costs related to technology licensed from third parties. These costs decreased to $164,000 for the three months ended June 30, 2001 from $242,000 for the three months ended June 30, 2000 primarily due to the reduction in utilization of royalty-bearing technology licensed from third parties. Cost of software license revenues as a percentage of software license revenues decreased to 3.8% for the three months ended June 30, 2001 from 14.3% for the three months ended June 30, 2000 as a result of lower royalty expenses.

   Cost of subscription fees and other services revenues. Cost of subscription fees and other services relate to operating our secure data center and providing consulting and support services. The cost of subscription fees and other services revenues increased to $2.2 million of subscription fees for the three months ended June 30, 2001 from $1.3 million for the three months ended June 30, 2000. During the three months ended June 30, 2001, these costs included compensation and other personnel-related expenses of $1.2 million and depreciation of $416,000. During the three month ended June 30, 2000, compensation and other personnel-related costs were $592,000 and depreciation was $315,000. The cost of subscription fees and other services revenues, as a percentage of subscription fees and other services revenues, decreased to 131.1% for the three months ended June 30, 2001 from 161.2% for the three months ended June 30, 2000.

  Operating expenses

   Research and development. Research and development expenses consist of salaries and other personnel-related costs, third-party consulting services, and the costs of facilities and computer equipment. Research and development expenses increased to $3.1 million during the three months ended June 30, 2001 from $2.5 million during the three months ended June 30, 2000, an increase of 23.6%, as we continued to invest in the design, testing and deployment of our products and services. Of this increase, $474,000 related to increases in salaries and other personnel-related costs. Research and development expenses, as a percentage of revenues, decreased to 51.5% for the three months ended June 30, 2001 from 99.3% for the three months ended June 30, 2000. We expect that research and development expenses will decline in absolute dollars over the next several quarters from the level incurred during the three months ended June 30, 2001 due to reductions in headcount and other expenses, but will fluctuate as a percentage of revenues.

   Sales and marketing. Sales and marketing expenses consist of costs related to salaries and other personnel-related costs, sales commissions, tradeshows, marketing programs, travel, facilities and computer equipment. Sales and marketing expenses increased to $6.2 million during the three months ended June 30, 2001 from $3.2 million during the three months ended June 30, 2000, an increase of 94.5 %, as we continued to expand our domestic and international direct sales organization and increased our marketing efforts. Of this increase, $2.3 million related to salaries, commissions and other personnel-related costs. Sales and marketing expenses as a percentage of revenues decreased to 103.4% for the three months ended June 30, 2001 from 126.9% for the three months ended June 30, 2000. We expect that sales and marketing expenses will decline in absolute dollars over the next several quarters from the level incurred during the three months ended June 30, 2001 due to reductions in various marketing programs, but will fluctuate as a percentage of revenues.

   General and administrative. General and administrative expenses consist of salaries and other personnel-related costs for our administrative, finance and human resources employees; legal and accounting services; and facilities costs. General and administrative expenses increased to $1.3 million during the three months ended June 30, 2001 from $938,000 during the three months ended June 30, 2000, an increase of 35.3%. Of this increase, $280,000 related to salaries and other personnel-related costs and $141,000 related to legal, accounting and other consulting services. General and administrative expenses as a percentage of revenues decreased to 21.1% for the three months ended June 30, 2001 from 37.3% for the three months ended June 30, 2000. We do not expect that general and administrative expense will increase significantly in absolute dollars over the next several quarters from the level incurred during the three months ended June 30, 2001, and will fluctuate as a percentage of revenues.

   Amortization of intangibles. On December 30,1999, we acquired Receipt.com in a transaction which was recorded using the purchase method of accounting. With this purchase, we recorded goodwill of $12.5 million and other intangibles of $2.3 million. An expense of $802,000 was recorded in the quarter ended June 30, 2001 for the amortization of goodwill over a five year period and other intangibles over three years.

   Amortization of stock compensation. Deferred stock compensation represents the difference between the exercise price of stock options granted and the estimated fair market value of the underlying common stock on the date of the grant. As of December 31, 1999, we had recorded deferred stock compensation costs of $3.7 million for stock options we assumed as part of our acquisition of Receipt.com and an additional $2.3 million related to the grant of other employee stock options. We incurred additional deferred stock compensation of $3.5 million related to stock options granted during the six months ended June 30, 2000. Deferred stock compensation costs are being amortized over approximately four years, which resulted in an expense of $518,000 during the three months ended June 30, 2001.

   Interest and other income, net. Interest and other income, net, consists of interest earned on cash, cash equivalents, short-term investments offset by interest expense, primarily incurred on equipment lease obligations and foreign currency translation adjustments. Net interest income was $178,000 during the three months ended June 30, 2001 compared to net interest expense of $12,000 during the three months ended June 30, 2000 primarily as a result of an increase in cash and cash equivalents due to our IPO in July 2000 and a decrease in interest paid for equipment leases.

 Six months ended June 30, 2001 and 2000

  Revenues

   Revenues increased to $11.1 million for the six months ended June 30, 2001 from $4.4 million for the six months ended June 30, 2000 due to increased sales of software licenses in the amount of $4.6 million and increased subscription fees and other services in the amount of $2.1 million. Revenues for the six months ended June 30, 2001 included $7.7 million for software license revenues and $3.4 million for subscription fees and other services revenues.

  Cost of revenues

   Cost of software license revenues. Cost of software license revenue increased to $429,000 for the six months ended June 30, 2001 from $395,000 for the six months ended June 30, 2000 due to increased software license revenues. Cost of software license revenues as a percentage of software license revenues decreased to 5.6% for the six months ended June 30, 2001 from 12.8% for the six months ended June 30, 2000 as a result of lower effective royalty rates.

   Cost of subscription fees and other services revenues. Cost of subscription fees and other services revenues increased to $4.5 million for the six months ended June 30, 2001 from $2.4 million for the six months ended June 30, 2000. The increase included $1.3 million related to compensation and other personnel-related expenses. Cost of subscription fees and other services revenues was 133.1% of subscription fees and other services revenue for the six months ended June 30, 2001 compared to 181.8% for the six months ended June 30, 2000.

  Operating expenses

   Research and development. Research and development expenses increased to $6.7 million for the six months ended June 30, 2001 from $4.4 million for the six months ended June 30, 2000, an increase of 50.8%, as we continued to invest in the design, testing and deployment of our products and services. Of the increase, $1.3 million related to increases in salaries and other personnel-related costs and $458,000 related to consulting services. Research and development expenses as a percentage of revenues decreased to 60.1% for the six months ended June 30, 2001 from 100.4% for the six months ended June 30, 2000.

   Sales and marketing. Sales and marketing expenses increased to $11.9 million for the six months ended June 30, 2001 from $5.6 million for the six months ended June 30, 2000, an increase of 111.6%, as we continued to expand our global direct sales organization. Of this increase, $4.1 million related to salaries, commissions and other personnel-related costs, $437,000 related to tradeshows and marketing programs and $484,000 related to increased travel costs. Sales and marketing expenses as a percentage of revenues decreased to 107.0% for the six months ended June 30, 2001 from 127.4% for the six months ended June 30, 2000.

   General and administrative. General and administrative expenses increased to $2.6 million for the six months ended June 30, 2001 from $1.6 million for the six months ended June 30, 2000, an increase of 57.9%. Of this increase, $637,000 related to salaries and other personnel-related costs and $456,000 related to increased legal, accounting and other consulting services. General and administrative expenses as a percentage of revenues decreased to 23.2% of total revenues for the six months ended June 30, 2001 from 37.0% for the six months ended June 30, 2000.

   Amortization of intangibles. An expense of $1.6 million was recorded during the six months ended June 30, 2001 for the amortization of goodwill over a five year period and other intangibles over three years.

   Amortization of stock compensation. Deferred stock compensation costs are being amortized over approximately four years on the single option method, which resulted in an expense of $1.1 million during the six months ended June 30, 2001.

   Interest and other income (expense), net. Net interest income increased to $320,000 for the six months ended June 30, 2001 from $116,000 for the six months ended June 30, 2000 due to an increase in cash and cash equivalents, primarily due to our IPO in July 2000 and a decrease in interest paid for equipment leases.

   You should not rely on quarter-to-quarter comparisons of our results of operations as indicators of future performance due to our limited operating history, the early stage of our markets and factors discussed in Factors That May Affect Future Results of Operations below and in our Annual Report on Form 10-K for the year ended December 31, 2000. In particular, because our base of customers and the number of additional customer licenses we enter into each quarter are still relatively small, the loss or deferral of a small number of anticipated large customer orders in any quarter could result in a significant variability in revenues for that quarter. If in some future periods our operating results are below the expectations of public market analysts or investors, the price of our common stock may fall.

Liquidity and Capital Resources

 Funding to date

   In July 2000, we completed an initial public offering of our common stock that resulted in raising additional equity, net of offering costs, of approximately $41.0 million. Prior to the public offering, we funded our operations through the private sale of our equity securities with aggregate net proceeds of approximately $30.0 million. At June 30, 2001, we had cash and cash equivalents and short- term investments of $24.3 million. We also have a bank credit line in the amount of $2.5 million under which we have pledged substantially all of our assets, including patents and other intellectual property, to secure borrowings under this facility. There were no borrowings outstanding under this line as of June 30, 2001. The bank credit line requires us to maintain a defined quick ratio of 2.5 and a tangible net worth of $5.0 million. At June 30, 2001, we were in compliance with these financial covenants. We anticipate using available cash to provide working capital and otherwise fund our operations and to purchase capital equipment and make leasehold improvements.

 Uses of cash

   Net cash used in operating activities of $13.0 million in the six months ended June 30, 2001 was primarily used to fund a net loss of $17.3 million partially offset by non-cash depreciation and amortization expenses of

$4.0 million. Net cash used in operating activities of $9.7 million in the six months ended June 30, 2000 was primarily used to fund our net loss of $12.5 million partially offset by non-cash depreciation and amortization expenses of $3.6 million.

   Net cash used in investing activities was $1.3 million for the six months ended June 30, 2001 primarily related to capital equipment expenditures to purchase computer hardware and software, office furniture and equipment and leasehold improvements. Net cash provided by investing activities was $1.0 million for the six months ended June 30, 2000 primarily due to the sale of short-term investments partially offset by capital equipment expenditures. We expect continued increases in capital expenditures and lease commitments due to growth in operations, infrastructure and personnel.

 Sources of cash

   Net cash provided by financing activities was $1.1 million for the six months ended June 30, 2001. Net cash provided by financing activities was provided primarily from proceeds from borrowings under an equipment lease line. Net cash provided by financing activities was $560,000 for the six months ended June 30, 2000. Net cash was provided primarily from the exercise of warrants and stock options and to a more limited extent, borrowings partially offset by the repayment of borrowings.

 Future funding requirements

   We expect to reduce our headcount and operating expenses during the three months ending September 30, 2001. Subsequently for the next several quarters, we expect limited increases in the level of our operating expenses. As a potential source of equity financing, on June 15, 2001 we entered into an equity line facility for up to $50.0 million of our common stock. However, our ability to draw on this facility is subject to prior registration of the shares and various other conditions, which may not be met. We anticipate that our operating expenses and planned capital expenditures will constitute a material use of our cash resources. We may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies and product lines.

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

  . the rate and timing of the growth and use of specific technologies such as public key infrastructure and electronic payments and other Internet security technologies;

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

   We have incurred significant net losses. We incurred net losses of $8.1 million in the three months ended June 30, 2001, 2001 and $7.1 million in the three months ended June 30, 2000. As of June 30, 2001, we had incurred cumulative losses of $63.4 million. As of December 31, 2000, we had incurred cumulative losses of $46.2 million. You should not consider recent quarterly revenue growth as indicative of our future performance. We may not sustain similar levels of growth in future periods and our revenues could decline, and we may not become profitable or significantly increase our revenues. We will continue to increase our sales and marketing, research and development and general and administrative expenses.

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

   A limited number of customers have accounted for a significant portion of our revenues. In the three months ended June 30, 2001, five customers accounted for 51.1% of total revenues. During the three months ended June 30, 2000, five customers accounted for 49.4% of total revenues. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers. We do not have long-term contracts with our customers that obligate them to license our software products or use our services. We cannot be certain that we will retain our customers or that we will be able to obtain new customers. If we were to lose one or more customers, our revenues could decline.

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

   Products and services provided to our international customers accounted for 74.1% of our revenues in the three months ended June 30, 2001 and 36.4% of our revenues in the three months ended June 30, 2000. Conducting business outside of the United States subjects us to additional risks, including:

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

   Our growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. Any failure to manage growth effectively could materially harm our business. We have grown from 31 employees at December 31, 1998 to 214 employees at June 30, 2001. We have also opened additional sales offices and have significantly expanded our operations, both in the United States and abroad, during this time period. To be successful, we will need to implement additional management information systems, develop our operating, administrative, financial and accounting systems and controls, and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations.

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

   We are substantially dependent on the continued services and performance of our senior management and other key personnel. We do not maintain key person insurance on any of our executive officers. The loss of the services of any of our executive officers or other key employees, particularly Joseph (Yosi) Amram, our president and chief executive officer, and Srinivasan (Chini) Krishnan, our founder and chairman, could significantly delay or prevent the achievement of our development and strategic objectives.

We may be unable to recruit or retain qualified personnel, which could harm our business and product development.

   We also must continue to train, retain, and motivate highly skilled technical, managerial, sales, marketing and professional services personnel. Due to the workforce reductions that we completed in the second quarter of 2001, the morale of our remaining employees may decrease, and we may be unable to retain them. In addition, if our stock price decreases substantially, it may be more difficult to retain employees who consider stock options an important part of their compensation package. If we encounter difficulties retaining software engineering personnel at a critical stage of product development, our relationship with existing and future customers could be harmed. The failure to retain necessary technical, managerial, sales, marketing and professional services personnel could harm our business and our ability to obtain new customers and develop new products.

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

   On June 15, 2001, we entered into an equity line facility for up to $50 million of our common stock. However, our ability to draw on this facility will be subject to prior registration of the shares and various other conditions, which may not be met. We may be unable to raise any additional amounts on reasonable terms, or at all, when needed.

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

   If we are not able to continue to include our public root keys within software applications, including Microsoft Windows 2000, the Microsoft Internet Explorer browser and the Netscape browser, customers might perceive our outsourced services as too cumbersome to use and our business may be harmed. Our public root keys are used by applications to insure that digitally signed objects which are generated by our validation authority and digital receipt services are trustworthy and have not been tampered with or corrupted. The term of our root key agreement with Netscape ends in November 2002 and we cannot assure you that this agreement will be renewed. In addition, our root key agreement with Microsoft may not be extended to cover subsequent releases of Microsoft Windows 2000 or the Microsoft Internet Explorer browser. The agreement also contains financial covenants, including requirements that we maintain a minimum level of cash and available borrowing capacity and a minimum level of tangible net worth.

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

   The use of the Internet may not increase or may increase more slowly than we expect because the infrastructure required to support widespread use might not develop. The Internet may continue to experience significant growth both in the number of users and the level of use. However, the Internet infrastructure may not be able to continue to support the demands placed on it by continued growth. Continued growth may also affect the Internet's performance and reliability. In addition, the growth and reliability of the Internet could be harmed by delays in development or adoption of new standards and protocols to handle increased levels of activity or by increased governmental regulation. Changes in, or insufficient availability of, communications services to support the Internet could result in poor performance and adversely affect its usage. Any of these factors could materially harm our business.

Public key cryptography security, on which our products and services are based, may become obsolete, which would harm our business.

   The technology used to keep private keys confidential depends in part on the application of mathematical principles and relies on the difficulty of factoring large numbers into their prime number components. Should a simpler factoring method be developed, the security of encryption products utilizing public key cryptography technology could be reduced or eliminated. Even if no breakthroughs in factoring or other methods of attacking cryptographic systems are made, factoring problems can theoretically be solved by computer systems significantly faster and more powerful than those presently available. Any significant advance in techniques for attacking cryptographic systems could render some or all of our existing products and services obsolete or unmarketable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

ITEM 1. LEGAL PROCEEDINGS

   None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   (c) Recent Sales of Unregistered Securities.

   In May 2001, the Company issued 15,000 shares of common stock to a consultant as a portion of his compensation for services performed during the fiscal year 2001.

   In May 2001, the Company issued a warrant to purchase 87,719 shares of common stock to a finance company with an exercise price of $2.56 per share for a total purchase price of $224,561.

   In June 2001, the Company issued 9,800 shares of common stock to a consultant, as a portion of his compensation for services performed during the fiscal year 2001.

   In June 2001, the Company issued warrants to purchase 200,000 shares of common stock in connection with a common stock purchase agreement with an exercise price of $2.9163 per share for a total purchase price of $583,260.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   The Company's Annual Meeting of Stockholders was held on June 8, 2001 in Mountain View, California. Proxies representing 13,760,983 shares of common stock or 60.33% of the total outstanding shares were voted at the meeting. The table below presents the voting results of election of the Company's Board of
Directors:

                                                                         Votes
                                                             Votes For  Withheld
                                                             ---------- --------
   Taher Elgamal............................................ 13,702,091  58,892
   Magdalena Yesil.......................................... 13,700,991  59,992

   The stockholders approved the appointment of Deloitte & Touche LLP as our independent public auditors of the Company for the fiscal year 2001. The proposal received 13,740,643 affirmative votes, 19,590 negative votes, and 750 abstentions.

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

                                          Valicert, Inc.

                                                   /s/ Timothy Conley
                                          By: _________________________________
                                                      Timothy Conley
                                                  Chief Financial Officer

Dated: August 14, 2001