Form 10-Q
period 2001-09-30
VALICERT INC
filed 2001-10-30
CIK 1114040

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the transition period from         to

                       Commission file number: 000-31109

                               -----------------

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

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
                     Class                         September 30, 2001
                     -----                         ------------------
           Common Stock, $0.001 par value......... 22,882,700 shares

================================================================================

                                VALICERT, INC.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS..............................................   3

        CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2001 AND
          DECEMBER 31, 2000...............................................   3

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
          AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000...............   4

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
          MONTHS ENDED SEPTEMBER 30, 2001 AND 2000........................   5

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..............   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...........................................   9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........  27

                            PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.................................................  28

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.........................  28

ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................  28

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.................  28

ITEM 5. OTHER INFORMATION.................................................  28

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................  28

SIGNATURES................................................................  29

 VALICERT(R) and the ValiCert logo are registered trademarks of ValiCert, Inc.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                VALICERT, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)

                                                                   September 30, December 31,
                                                                       2001          2000
                                                                   ------------- ------------
                              ASSETS
                              ------

Current assets:

   Caseh, cash equivalents and short term investments.............   $ 22,088      $ 37,523
   Accounts receivable, net.......................................      3,385         3,771
   Prepaid expenses and other current assets......................      2,244         1,333
                                                                     --------      --------
       Total current assets.......................................     27,717        42,627
Property and equipment, net.......................................      4,994         5,417
Goodwill and other intangible assets, net.........................      8,908        11,297
Other assets......................................................        562           465
                                                                     --------      --------
          Total assets............................................   $ 42,181      $ 59,806
                                                                     ========      ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
   Accounts payable...............................................   $    824      $  1,140
   Accrued liabilities............................................      5,944         5,818
   Deferred revenue...............................................      5,658         3,113
   Short term notes and current portion of long-term obligations..      1,586         1,122
                                                                     --------      --------
       Total current liabilities..................................     14,012        11,193
Long term and other liabilities...................................      1,919         2,056
                                                                     --------      --------
          Total liabilities.......................................     15,931        13,249
                                                                     --------      --------
Stockholders' equity:
   Common stock and additional paid-in capital....................    101,733       102,014
   Deferred stock compensation....................................     (4,385)       (7,263)
   Notes receivable from common stockholders......................     (1,557)       (2,033)
   Accumulated deficit............................................    (69,541)      (46,161)
                                                                     --------      --------
       Total stockholders' equity.................................     26,250        46,557
                                                                     --------      --------
          Total liabilities and stockholders' equity..............   $ 42,181      $ 59,806
                                                                     ========      ========

                                VALICERT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                               Three Months      Nine Months Ended
                                                            Ended September 30,    September 30,
                                                            ------------------  ------------------
                                                              2001       2000     2001      2000
                                                            -------    -------  --------  --------
Revenues:
   Software licenses....................................... $ 4,433    $ 2,296  $ 12,128  $  5,390
   Subscription fees and other services....................   2,447        991     5,829     2,291
                                                            -------    -------  --------  --------
       Total revenues......................................   6,880      3,287    17,957     7,681
Cost of revenues:
   Software licenses.......................................     127        348       556       743
   Subscription fees and other services....................   2,004      1,642     6,505     4,005
                                                            -------    -------  --------  --------
       Total cost of revenues..............................   2,131      1,990     7,061     4,748
                                                            -------    -------  --------  --------
Gross profit...............................................   4,749      1,297    10,896     2,933
                                                            -------    -------  --------  --------
Operating expenses:
   Research and development................................   2,785      2,837     9,439     7,249
   Sales and marketing.....................................   5,474      3,680    17,324     9,279
   General and administrative..............................   1,413      1,082     3,978     2,706
   Amortization of intangibles.............................     802        811     2,389     2,431
   Amortization stock compensation.........................     487        634     1,575     1,669
                                                            -------    -------  --------  --------
       Total operating expenses............................  10,961      9,044    34,705    23,334
                                                            -------    -------  --------  --------
Operating loss.............................................  (6,212)    (7,747)  (23,809)  (20,401)
Interest and other income (expense), net...................     111        341       429       457
                                                            -------    -------  --------  --------
Net loss................................................... $(6,101)   $(7,406) $(23,380) $(19,944)
                                                            =======    =======  ========  ========
Basic and diluted net loss per share....................... $ (0.27)   $ (0.49) $  (1.06) $  (3.01)
                                                            =======    =======  ========  ========
Shares used in computation of basic and diluted net loss
  per share................................................  22,264     15,189    22,007     6,628
                                                            =======    =======  ========  ========
* Amortization of stock compensation.......................
   Cost of revenues--Subscription fees and other services.. $    57    $     7  $    180  $     18
   Research and development................................     110        203       373       534
   Sales and marketing.....................................     107        167       388       439
   General and administrative..............................     213        257       634       678
                                                            -------    -------  --------  --------
       Total............................................... $   487    $   634  $  1,575  $  1,669
                                                            =======    =======  ========  ========

                                VALICERT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                  ------------------
                                                                                    2001      2000
                                                                                  --------  --------
Cash flow from operating activities:
   Net loss...................................................................... $(23,380) $(19,944)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization.............................................    2,005     1,107
       Amortization of deferred stock compensation...............................    1,575     1,669
       Amortization of goodwill and intangibles..................................    2,389     2,431
       Issuance of stock options for services....................................       69        --
       Interest on stockholders' notes...........................................      (27)       --
       Changes in operating assets and liabilities:
          Accounts receivable....................................................      386    (1,672)
          Prepaid expenses and other current assets..............................     (303)   (1,335)
          Other assets...........................................................      (97)     (180)
          Accounts payable and accrued liabilities...............................     (190)    2,460
          Deferred revenue.......................................................    2,545     1,536
                                                                                  --------  --------
              Net cash used in operating activities..............................  (15,028)  (13,928)
                                                                                  --------  --------
Cash flows from investing activities:
   Property and equipment additions..............................................   (1,582)   (2,367)
   Sale of short-term investments................................................       --     3,116
                                                                                  --------  --------
              Net cash provided by (used in) investing activities................   (1,582)      749
                                                                                  --------  --------
Cash flows from financing activities:
   Issuance of preferred and common stock, net...................................      779    42,526
   Repayment of borrowing........................................................     (868)       --
   Proceeds from borrowing.......................................................    1,195      (159)
   Repayment of notes receivable from stockholders...............................       69        --
                                                                                  --------  --------
              Net cash provided by financing activities..........................    1,175    42,367
                                                                                  --------  --------
Net increase (decrease) in cash and equivalents..................................  (15,435)   29,188
Cash and equivalents--beginning of period........................................   37,523    14,023
                                                                                  --------  --------
Cash and equivalents--end of period.............................................. $ 22,088  $ 43,211
                                                                                  ========  ========
Non-cash investing and financing activity:
Common stock issued in exchange for stockholder notes............................ $     --  $    300
                                                                                  ========  ========
Supplemental disclosure of cash flow information--cash paid during the period for
  interest....................................................................... $    364  $    255
                                                                                  ========  ========

                                VALICERT, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Basis of Presentation

   The accompanying unaudited interim condensed consolidated financial statements of ValiCert, Inc. and its subsidiaries ("Company") reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented in conformity with accounting principals generally accepted in the United States of America (GAAP) for the interim financial information. Such adjustments are of a normal recurring nature. Intercompany balances and transactions have been eliminated in consolidation.

   The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

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

3. Equity Line of Credit

   In June of 2001, the Company entered into a common stock purchase agreement ("equity line") with an investor for up to $50.0 million in equity financing over a 36-month period. Use of the equity line is subject to a number of terms and conditions. Related to the equity line, the Company granted the investor and a third party warrants to buy 200,000 shares of common stock at an exercise price of $2.92 per share. The warrants expire ten years from the issuance date and had a fair market value of $422,000, which will be, offset against the proceeds of any future drawdowns under this agreement. The fair value of the warrants was determined by using the Black-Scholes model with the following assumptions: expected life of 10 years; risk-free interest of 6.06%; volatility of 100%; and no dividends during the expected term.

4. Segment Information

   The Company operates in one industry segment: the development and marketing of cryptographic software products that enable business transactions to be conducted over the Internet in a secure, reliable and confidential manner.

5. Equipment Financing Line

   In May 2001, the Company entered into a three-year equipment financing line with a finance company that provides for borrowings up to $3.0 million, secured by the assets acquired with the proceeds of the lease agreement. In connection with the line, the Company granted the finance company a warrant to buy 87,719 shares of common stock at an exercise price of $2.56 per share. The warrants expire ten years from the issuance date and

                                VALICERT, INC.

had a fair market value of $186,000, which is being amortized over the financing term. The fair value of the warrants was determined by using the Black-Scholes model with the following assumptions: expected life of 10 years; risk-free interest of 6.06%; volatility of 100%; and no dividends during the expected term.

6. Common Stock and Net Loss Per Share

                                                                     Three Months      Nine Months Ended
                                                                 Ended September 30,     September 30,
                                                                 ------------------- ------------------
                                                                   2001       2000     2001      2000
                                                                  -------   -------  --------  --------
                                                                 (in thousands, except per share amounts
Net loss, basic and diluted..................................... $(6,101)   $(7,406) $(23,380) $(19,944)
                                                                  =======   =======  ========  ========
Weighted average common shares outstanding......................  22,834     17,075    22,791     8,527
Weighted average common shares outstanding subject to repurchase
  and held in escrow............................................    (570)    (1,886)     (784)   (1,899)
                                                                  -------   -------  --------  --------
Shares used in computation, basic and diluted...................  22,264     15,189    22,007     6,628
                                                                  =======   =======  ========  ========
Loss per share, basic and diluted............................... $ (0.27)   $ (0.49) $  (1.06) $  (3.01)
                                                                  =======   =======  ========  ========

   At September 30, 2001 and 2000, options to purchase 4,342,952 and 3,497,161 shares of common stock, and warrants to purchase 595,399 and 677,046 shares of common stock, were excluded from the calculation of net loss per share, as their inclusion would be antidilutive.

7. Comprehensive Loss

   The Company reports comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and developing comprehensive income. Comprehensive loss consists of the Company's reported net loss and the unrealized holding losses on investments and are as follows.

                                                               Three Months      Nine Months Ended
                                                            Ended September 30,    September 30,
                                                            ------------------  ------------------
                                                              2001       2000     2001      2000
                                                            -------    -------  --------  --------
                                                                        (in thousands)
Net loss................................................... $(6,101)   $(7,406) $(23,380) $(19,944)
Net unrealized loss on investments.........................      --        (23)       --      (311)
                                                            -------    -------  --------  --------
Total comprehensive loss................................... $(6,101)   $(7,429) $(23,380) $(20,255)
                                                            =======    =======  ========  ========

8. Recent Accounting Pronouncements

In June 2001, the FASB approved for issuance SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment

                                VALICERT, INC.

testing and segment reporting; and effective for our fiscal year 2002, goodwill will no longer be subject to amortization. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its consolidated financial position and results of operations. The Company will adopt SFAS 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS 142, the Company will cease the amortization of existing goodwill and certain intangible assets with an expected net carrying value of $7.5 million at the date of adoption and annual amortization of $2.6 million that resulted from business combinations completed prior to the adoption of SFAS 141. The Company will evaluate goodwill for impairment under SFAS 142 and has not determined whether or not there is an impairment loss. Impairment losses, if any, upon initial adoption will be recognized as a change in accounting principal.

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

   The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2000 and Form S-1 filed on October 1, 2001 with the SEC.

Business

   ValiCert is a leading provider of software for conducting secure and paperless business over the Internet. Our customers use our products and services to help transfer costly and inefficient business processes to the Internet. We started commercial shipments of our validation authority software products during the first quarter of 1999. We also offer secure data transfer products and digital receipt products and services, which we obtained from our acquisition of Receipt.com in December 1999. As of September 30, 2001, we had over 180 customers, including Federal Reserve Bank, Highmark Blue Cross Blue Shield, Hitachi, IBM, PricewaterhouseCoopers, Society for Worldwide Interbank Financial Telecommunication, or S.W.I.F.T., Softbank, State of Connecticut and Unisys.

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

Results of Operations

  Three months ended September 30, 2001 and 2000

   Revenues

   Revenues increased to $6.9 million for the three months ended September 30, 2001 from $3.3 million for the three months ended September 30, 2000 primarily due to an increase in sales of software licenses of $2.1 million and an increase in subscription fees and other services of $1.5 million. Revenues for the three months ended September 30, 2001 included $4.4 million for software license revenues and $2.4 million for subscription fees and other services revenues.

   Cost of revenues

   Cost of software license revenues. Cost of software license revenues consists primarily of royalty costs related to technology licensed from third parties. These costs decreased to $127,000 for the three months ended September 30, 2001 from $348,000 for the three months ended September 30, 2000 primarily due to the reduction in utilization of royalty-bearing technology licensed from third parties. Cost of software license revenues as a percentage of software license revenues decreased to 2.9% for the three months ended September 30, 2001 from 15.2% for the three months ended September 30, 2000 as a result of lower royalty expenses.

   Cost of subscription fees and other services revenues. Cost of subscription fees and other services relate to operating our secure data center and providing consulting and support services. The cost of subscription fees and other services revenues increased to $2.0 million of subscription fees for the three months ended September 30, 2001 from $1.6 million for the three months ended September 30, 2000. During the three months ended September 30, 2001, these costs included compensation and other personnel-related expenses of $1.0 million and depreciation of $384,000. During the three month ended September 30, 2000, compensation and other personnel-related costs were $884,000 and depreciation was $348,000. The cost of subscription fees and other services revenues, as a percentage of subscription fees and other services revenues, decreased to 81.9% for the three months ended September 30, 2001 from 165.7% for the three months ended September 30, 2000.

   Operating expenses

   Research and development. Research and development expenses consist of salaries and other personnel-related costs, third-party consulting services, and the costs of facilities and computer equipment. Research and development expenses were $2.8 million during the three months ended September 30, 2001 and 2000. Research and development expenses, as a percentage of revenues, decreased to 40.5% for the three months ended September 30, 2001 from 86.3% for the three months ended September 30, 2000. We expect that research and development expenses will decline in absolute dollars over the next several quarters from the level incurred during the three months ended September 30, 2001 due to reductions in headcount and other expenses, but will fluctuate as a percentage of revenues.

   Sales and marketing. Sales and marketing expenses consist of costs related to salaries and other personnel-related costs, sales commissions, tradeshows, marketing programs, travel, facilities and computer equipment. Sales and marketing expenses increased to $5.5 million during the three months ended September 30, 2001 from $3.7 million during the three months ended September 30, 2000, an increase of 48.8%, as we continued to expand our domestic and international direct sales organization and increased our marketing efforts. Of this increase, $1.3 million related to salaries, commissions and other personnel-related costs. Sales and marketing expenses as a percentage of revenues decreased to 79.6% for the three months ended September 30, 2001 from 112.0% for the three months ended September 30, 2000. We expect that sales and marketing expenses will decline in absolute dollars over the next several quarters from the level incurred during the three months ended September 30, 2001 due to reductions in various marketing programs, but will fluctuate as a percentage of revenues.

   General and administrative. General and administrative expenses consist of salaries and other personnel-related costs for our administrative, finance and human resources employees; legal and accounting services; and facilities costs. General and administrative expenses increased to $1.4 million during the three months ended September 30, 2001 from $1.1 million during the three months ended September 30, 2000, an increase of 30.6%. Of this increase, $169,000 related to legal, accounting and other consulting services and $153,000 related to salaries and other personnel-related costs. General and administrative expenses as a percentage of revenues decreased to 20.5% for the three months ended September 30, 2001 from 32.9% for the three months ended September 30, 2000. We do not expect that general and administrative expense will fluctuate significantly in absolute dollars over the next several quarters from the level incurred during the three months ended September 30, 2001, but will fluctuate as a percentage of revenues.

   Amortization of intangibles. On December 30,1999, we acquired Receipt.com in a transaction which was recorded using the purchase method of accounting. With this purchase, we recorded goodwill of $12.5 million and other intangibles of $2.3 million. An expense of $802,000 was recorded in the quarter ended September 30, 2001 for the amortization of goodwill over a five year period and other intangibles over three years.

   Amortization of stock compensation. Deferred stock compensation represents the difference between the exercise price of stock options granted and the estimated fair market value of the underlying common stock on the date of the grant. As of December 31, 1999, we had recorded deferred stock compensation costs of $3.7 million for stock options we assumed as part of our acquisition of Receipt.com and an additional $2.3 million related to the grant of other employee stock options. We incurred additional deferred stock compensation of $3.5 million related to stock options granted during the six months ended June 30, 2000. Deferred stock compensation costs are being amortized over approximately four years, which resulted in an expense of $487,000 during the three months ended September 30, 2001.

   Interest and other income, net. Interest and other income, net, consists of interest earned on cash, cash equivalents, short-term investments offset by interest expense, primarily incurred on equipment lease obligations and foreign currency translation adjustments. Net interest income was $111,000 during the three months ended September 30, 2001 compared to net interest income of $341,000 during the three months ended September 30, 2000 primarily as a result of a decrease in cash and cash equivalents and a decrease in interest rates, partially offset by a decrease in interest paid for equipment leases.

  Nine months ended September 30, 2001 and 2000

   Revenues

   Revenues increased to $18.0 million for the nine months ended September 30, 2001 from $7.7 million for the nine months ended September 30, 2000 due to an increase in sales of software licenses in the amount of $6.7 million and an increase in subscription fees and other services in the amount of $3.5 million. Revenues for the nine months ended September 30, 2001 included $12.1 million for software license revenues and $5.8 million for subscription fees and other services revenues.

   Cost of revenues

   Cost of software license revenues. Cost of software license revenue decreased to $556,000 for the nine months ended September 30, 2001 from $743,000 for the nine months ended September 30, 2000 due to the reduction in utilization of royalty-bearing technology licensed from third parties. Cost of software license revenues as a percentage of software license revenues decreased to 4.6% for the nine months ended September 30, 2001 from 13.8% for the nine months ended September 30, 2000 as a result of lower effective royalty rates.

   Cost of subscription fees and other services revenues. Cost of subscription fees and other services revenues increased to $6.5 million for the nine months ended September 30, 2001 from $4.0 million for the nine months ended September 30, 2000. The increase included $1.6 million related to compensation and other personnel-related expenses. Cost of subscription fees and other services revenues was 111.6% of subscription fees and other services revenue for the nine months ended September 30, 2001 compared to 174.8% for the nine months ended September 30, 2000.

   Operating expenses

   Research and development. Research and development expenses increased to $9.4 million for the nine months ended September 30, 2001 from $7.2 million for the nine months ended September 30, 2000, an increase of 30.2%, as we continued to invest in the design, testing and deployment of our products and services. Of the increase, $1.0 million related to increases in salaries and other personnel-related costs and $731,000 related to consulting services. Research and development expenses as a percentage of revenues decreased to 52.6% for the nine months ended September 30, 2001 from 94.4% for the nine months ended September 30, 2000.

   Sales and marketing. Sales and marketing expenses increased to $17.3 million for the nine months ended September 30, 2001 from $9.3 million for the nine months ended September 30, 2000, an increase of 86.7%, as we continued to expand our global direct sales organization. Of this increase, $5.6 million related to salaries, commissions and other personnel-related costs, $508,000 related to increased travel costs and $385,000 related to tradeshows and marketing programs. Sales and marketing expenses as a percentage of revenues decreased to 96.5% for the nine months ended September 30, 2001 from 120.8% for the nine months ended September 30, 2000.

   General and administrative. General and administrative expenses increased to $4.0 million for the nine months ended September 30, 2001 from $2.7 million for the nine months ended September 30, 2000, an increase of 47.0%. Of this increase, $876,000 related to salaries and other personnel-related costs and $672,000 related to increased legal, accounting and other consulting services. General and administrative expenses as a percentage of revenues decreased to 22.2% of total revenues for the nine months ended September 30, 2001 from 35.2% for the nine months ended September 30, 2000.

   Amortization of intangibles. An expense of $2.4 million was recorded during the nine months ended September 30, 2001 for the amortization of goodwill over a five year period and other intangibles over three years.

   Amortization of stock compensation. Deferred stock compensation costs are being amortized over approximately four years on the single option method, which resulted in an expense of $1.6 million during the nine months ended September 30, 2001.

   Interest and other income (expense), net. Net interest income decreased to $429,000 for the nine months ended September 30, 2001 from $457,000 for the nine months ended September 30, 2000 due to a decrease in cash and cash equivalents partially offset by a decrease in interest paid for equipment leases.

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

Liquidity and Capital Resources

  Funding to date

   In July 2000, we completed an initial public offering of our common stock that resulted in raising additional equity, net of offering costs, of approximately $41.0 million. Prior to the public offering, we funded our operations through the private sale of our equity securities with aggregate net proceeds of approximately $30.0 million. At September 30, 2001, we had cash and cash equivalents and short- term investments of $22.1 million. We also have a bank credit line in the amount of $2.5 million under which we have pledged substantially all of our assets, including patents and other intellectual property, to secure borrowings under this facility. There were no borrowings outstanding under this line as of September 30, 2001. The bank credit line requires us to maintain a defined quick ratio of 2.5 and a tangible net worth of $5.0 million. At September 30,

2001, we were in compliance with these financial covenants. We anticipate using available cash to provide working capital and otherwise fund our operations and to purchase capital equipment and make leasehold improvements.

  Uses of cash

   Net cash used in operating activities of $15.0 million in the nine months ended September 30, 2001 was primarily used to fund a net loss of $23.4 million partially offset by non-cash depreciation and amortization expenses of $6.0 million. Net cash used in operating activities of $13.9 million in the nine months ended September 30, 2000 was primarily used to fund our net loss of $19.9 million partially offset by non-cash depreciation and amortization expenses of $5.2 million.

   Net cash used in investing activities was $1.6 million for the nine months ended September 30, 2001 primarily related to capital equipment expenditures to purchase computer hardware and software, office furniture and equipment and leasehold improvements. Net cash provided by investing activities was $749,000 for the nine months ended September 30, 2000 primarily due to the sale of short-term investments partially offset by capital equipment expenditures.

  Sources of cash

   Net cash provided by financing activities was $1.2 million for the nine months ended September 30, 2001. Net cash provided by financing activities was provided primarily from proceeds from borrowings under an equipment lease line. Net cash provided by financing activities was $42.4 million for the nine months ended September 30, 2000. Net cash was provided primarily from the exercise of warrants and stock options and to a more limited extent, borrowings partially offset by the repayment of borrowings.

  Future funding requirements

   We reduced our headcount and operating expenses during the three months ending September 30, 2001. Accordingly, for the next several quarters, we expect limited increases in the level of our operating expenses. As a potential source of equity financing, on June 15, 2001 we entered into an equity line facility for up to $50.0 million of our common stock. However, our ability to draw on this facility is subject to certain conditions, which may or may not be met. We anticipate that our operating expenses and planned capital expenditures will constitute a material use of our cash resources. We may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies and product lines.

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

Recent Accounting Pronouncements

   In June 2001, the FASB approved for issuance SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and effective for our fiscal year 2002, goodwill will no longer be subject to amortization. Management is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on our consolidated financial position and results of operations. We will adopt SFAS 142 for its fiscal year beginning January 1, 2002. Upon completion of SFAS 142, we will cease the amortization of existing goodwill and certain intangible assets with an expected net carrying value of $7.5 million at the date of adoption and annual amortization of $2.6 million that resulted from business combinations completed prior to the adoption of SFAS 141. Management will evaluate goodwill under the SFAS 142 transition impairment test and has not determined whether or not there is an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

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

   We have incurred significant net losses. We incurred net losses of $6.1 million in the three months ended September 30, 2001, and $7.4 million in the three months ended September 30, 2000. As of September 30, 2001, we had incurred cumulative losses of $69.5 million. You should not consider recent quarterly revenue growth as indicative of our future performance. We may not sustain similar levels of growth in future periods and our revenues could decline, and we may not become profitable or significantly increase our revenues. We will continue to increase our sales and marketing, research and development and general and administrative expenses.

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

   A limited number of customers have accounted for a significant portion of our revenues. In the three months ended September 30, 2001, five customers accounted for 54.0%of total revenues. During the three months ended September 30, 2000, five customers accounted for 49.4% of total revenues. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers. We do not have long-term contracts with our customers that obligate them to license our software products or use our services. We cannot be certain that we will retain our customers or that we will be able to obtain new customers. If we were to lose one or more customers, our revenues could decline.

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

   Products and services provided to our international customers accounted for 54.5% of our revenues in the three months ended September 30, 2001 and 36.4% of our revenues in the three months ended September 30, 2000. Conducting business outside of the United States subjects us to additional risks, including:

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

   Our growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. Any failure to manage growth effectively could materially harm our business. We have grown from 31 employees at December 31, 1998 to 193 employees at September 30, 2001. We have also opened additional sales offices and have significantly expanded our operations, both in the United States and abroad, during this time period. To be successful, we will need to implement additional management information systems, develop our operating, administrative, financial and accounting systems and controls, and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations.

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

In the event of an earthquake, terrorist act, or other disaster that results in an operations failure, our operations will be interrupted and our business will be harmed.

   Our principal executive offices and operating facilities are located near San Francisco, California. This area has been subject to severe earthquakes. In the event of an earthquake, we may be temporarily unable to continue operations at our facilities and we may suffer significant property damage. Any such interruption in our ability to continue operations at our facilities could delay the development of our products and our manufacturing facilities.

   In addition, terrorist acts or acts of war targeted at the U.S. and specifically Silicon Valley could cause damage or disruption to us, our employees, facilities, partners and customers, any of which could substantially harm our business and results of operations.

   We currently do not have redundant, multiple site capacity in the event of a natural disaster or catastrophic event.

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

   In June 2001, we entered into an equity line facility for up to $50 million of our common stock. However, our ability to draw on this facility will be subject to certain conditions, which may not be met. We may be unable to raise any additional amounts on reasonable terms, or at all, when needed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

   We develop products in the United States and market our products in North America, Europe and Asia/Pacific regions. As a result, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because substantially all of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments, including money market funds and commercial paper. Our interest expense is also sensitive to changes in the general level of U.S. interest rates because the interest rate charged varies with the prime rate. Due to the nature of our investments, we believe that there is not a material risk exposure. A hypothetical change in interest rates of 100 basis points would have an immaterial effect on our operating results and cash flows.

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

                                          VALICERT, INC.

                                          By:     /s/ TIMOTHY CONLEY
                                          _____________________________________
                                                       Timothy Conley
                                                  Chief Financial Officer

Dated: October 30, 2001