Form 10-K
period 2001-12-31
VALICERT INC
filed 2002-04-01
CIK 1114040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE     ACT OF 1934

For the Fiscal Year Ended December 31, 2001 or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES     EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number 000-31109

ValiCert, Inc.
(Exact name of registrant as specified in this charter)

Delaware	94-3297861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1215 Terra Bella Avenue
Mountain View, CA 94043
(Address of principal executive offices, including zip code)

(650) 567-5400
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.001 PAR VALUE	NASDAQ
(Title of Class)	(Names of Each Exchange on which Registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Aggregate market value of the voting stock held on March 15, 2002 by non-affiliates of the Registrant: $26,775,375.

Number of shares of Common Stock outstanding at March 15, 2002: 25,490,275

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statements for the 2002 Annual Meeting are incorporated by reference into Part III hereof.

VALICERT, INC.

2001 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.     BUSINESS

Company Overview

We are a leading provider of solutions for conducting secure and paperless business transactions over the Internet. Our customers use our products and services to help transfer costly or inefficient business processes to the Internet, while maintaining trust and security in the process. We believe that our products and services increase the trust in electronic business transactions before, during, and after they occur, and by permitting parties to comply with government regulations, allow these transactions to be legally enforceable. We believe that by utilizing our products and services, our customers are able to realize cost savings and achieve operating efficiencies by migrating existing paper processes onto the Internet and other electronic communication methods. We believe that our products and services reduce the costs of fraudulent transactions and security breaches, including direct losses, damage to reputation and productivity losses resulting from downtime. Our customers include ABN AMRO, Aetna Health Insurance, the Federal Reserve Bank, Hitachi, Johnson & Johnson, Roche, Society for Worldwide Interbank Financial Telecommunication, or S.W.I.F.T., Softbank, the United States Postal Service, and the United States Navy.

Our validation authority software products and services verify the status of digital certificates and establish the authority of a party before conducting a transaction. Our secure data transfer software products enable the confidential, reliable and tamper-proof transmission of data during a transaction. Our digital receipt software products and services utilize digital signatures to create and archive detailed information to provide a provable audit trail after a transaction is completed. Our document collaboration software products and services enable trusted and secure exchange, signature and storage of electronic documents. To ensure broad application and platform support for our products and services, we have formed strategic alliances with Baltimore Technologies, Entrust, Gemplus, IBM, Microsoft, and Netscape/iPlanet. We believe that our products, services and strategic alliances provide a comprehensive solution to address the rapidly growing Internet security software and services market. To enhance the value proposition of our products and services, we have introduced marketing and professional services initiatives for the financial services, health insurance, and government market segments.

We were incorporated in California in February 1996 and reincorporated in Delaware in May 1998 as ValiCert, Inc. Our principal offices are located at 1215 Terra Bella Avenue, Mountain View, California 94043. Our telephone number is (650) 567-5400. Our website address is www.valicert.com, but the information on our website does not constitute a part of this Annual Report on Form 10-K.

Industry Background

Growth of Internet commerce and communications

The Internet, with its global reach, cost-effectiveness and ability to enable real-time interactions, is fundamentally changing the way in which companies, government agencies, and individuals conduct business and interact with one another. The Internet has enabled organizations to more efficiently communicate and conduct commerce directly with their customers, suppliers and partners. The Internet has traditionally been used for non-critical information publishing, e-mail, and more recently, for business-to-consumer electronic commerce. However, it is being increasingly viewed as a medium for conducting a broad range of business-to-business and other electronic transactions. We call these transactions e-transactions, which include:

•	electronic commerce and payments,

•	electronic data interchange,

•	electronic file sharing,

•	electronic document signing,

•	electronic document collaboration, and

•	business-critical e-mail.

In an October 2001 report, International Data Corporation, an independent research firm, estimated that the total worldwide value of goods and services purchased by businesses through electronic commerce solutions will grow from $282 billion in 2000 to $4.3 trillion by 2005, representing a compound annual growth rate of 73%. To accommodate this anticipated growth, organizations are making sizeable investments in Internet infrastructure products and services, including commerce applications, content management tools, analytic tools, customer service tools, application servers and integration software. In a January 2001 report, Cahners In-Stat Group, an independent research firm, estimated that large and mid-sized U.S. enterprises would spend $110 billion on these infrastructure products and services in 2004, up from $49 billion in 2000.

Requirement for valid, secure and provable transactions

As an open network, the Internet does not restrict access and does not inherently offer the degree of trust, security and provability that we believe organizations and individuals increasingly require to ensure confidence in electronic transactions. The people and organizations that rely on the Internet to conduct transactions are subject to risks of theft, loss, alteration or dissemination of confidential data, damage to their reputation and economic loss through fraud. To minimize these risks, the Internet requires a framework of trust that meets users’ security requirements before, during and after a transaction:

•
Before a transaction, the validity of the credentials used by the participants must be verified and the authority of the participants to conduct the specific transaction must be confirmed. We refer to this process as validation.

•	During a transaction, the transmission of information must be secure and reliable to ensure the integrity and confidentiality of the transaction. We refer to this process as secure data transfer.

•
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

In the physical world, this framework of trust is achieved through a combination of business and legal practices and policies. These procedures often include the use of physical credentials, a third-party entity to validate those credentials, a secure medium to transmit transaction information and a receipt to provide proof of the transaction. For example, an organization making a purchase may use a corporate credit card, as a physical credential to establish its identity and credit worthiness, and the vendor will typically rely on a third-party clearinghouse to validate the purchase. The transaction data would be transmitted over a secure private network and a point of sale system would then issue a time-stamped paper receipt as proof of the transaction’s occurrence. This framework of trust is essential as the number of credentials, people and organizations involved increases and as the number and value of the transactions conducted rise.

Evolution of Internet security infrastructure

Public key infrastructure, or PKI, has emerged as a critical element for creating this framework of trust for the Internet. Based on public key cryptography, PKI is the underlying system that organizations use to issue and manage electronic credentials, which we refer to as digital certificates, and the keys they contain to facilitate secure communications for a large number of users. Each entity within an installed PKI is assigned a public key, which is provided to others, and a private key, which the entity keeps confidential. Information encrypted using the public key can only be decrypted, or unscrambled, using the corresponding private key. Conversely, information signed with the private key can be verified as authentic with the corresponding public key.

As PKI is incorporated into various computer applications, the number of companies that market and distribute digital certificate products and services has increased. The software product or the entity that issues and manages the life cycle of digital certificates is referred to as a certificate authority. As organizations increase their usage of the Internet to conduct e-transactions, industry spending on PKI and related security infrastructure components is expected to grow rapidly. In an August 2001 report, International Data Corporation estimated that enterprises would spend $14.0 billion on Internet security software and services by 2005, up from $5.1 billion in 2000.

Use of digital certificates and the need for validation before a transaction

Digital certificates act as proofs of identity for users, servers, routers, downloaded programs and other components in a network environment. These credentials establish an entity’s membership in a specific organization or community. They have become the primary mechanism for verifying the identities of parties involved in a transaction before it is executed. However, digital certificates do not, by themselves, establish the validity of a party’s credentials or provide real-time authorization to conduct a specific transaction. For example, a digital certificate can verify the identity of an employee before a transaction but cannot provide real-time validation of the employment status of that individual or the specific spending restrictions or other limits that may apply. A credential can be validated only if the revocation status of the digital certificate is known and evaluated against a specific set of policies, which describe the party’s authority to engage in a given transaction. We refer to the software or entity that is used to validate transactions as a validation authority.

Many certificate authorities incorporate some validation capabilities for credentials they issue, but typically do not provide validation of credentials issued by other vendors. Most certificate authorities use specific validation protocols which may not be compatible with the validation protocols used by a given software application. This inability to cross-validate digital certificates limits the use of those certificate authorities for validation in multi-certificate authority environments, which are common for transactions that traverse organizational and geographic boundaries. We believe that there is a need to separate the validation authority from the certificate authority to address the need for cross-validation and to enhance trust standards. We believe that this separation of duties between a validation authority and a certificate authority eliminates the opportunity for certificate authority compromise.

Deployment of client-side Public Key Infrastructure

While digital certificates and PKI offer a secure user identification environment, the degree of deployment of these technologies within companies and organizations differs. For this reason, we believe there is a need for products and services that can take advantage of full PKI deployment where it exists, yet still provide value in environments where PKI deployment is minimal or non-existent.

Securing data during a transaction

Organizations use a variety of methods to securely transfer data across a network while conducting an e-transaction. Dedicated private networks, virtual private networks, or VPNs, and secure e-mail are mechanisms for ensuring the private and tamper-proof transmission of data. While these mechanisms provide security, they also typically add set-up time, cost and complexity to the enterprise’s business processes. Enterprises that employ dedicated private networks, VPNs and secure e-mail can generally securely transfer data only to those customers, suppliers or trading partners that employ the same proprietary technology. While these methods are suitable for some business applications, they are not designed to be an automated, highly scalable solution that supports the transfer of large data files, readily integrates with existing systems, provides notification capabilities, and generates a secure audit trail for each transmission.

Creating an audit trail after a transaction

To provide an audit trail for e-transactions, a framework of trust must include detailed proof of occurrence. A digital receipt is an electronically time-stamped, signed, documented and archived proof of a transaction that provides the parties to the transaction with a means for non-repudiation should a dispute arise at a later date. E-mail confirmations, proprietary receipts and web-based confirmations are used to prove the occurrence of a transaction. These mechanisms are typically tied to specific business applications such as online stock trading, consumer retail purchasing and Internet-based electronic payments.

Many PKI-based products also include varying degrees of time stamping functionality to record the time and other details about a transaction. These time stamping methods often record the information in data formats that are not easily shared among applications. Transactions over the Internet are increasingly being conducted using a common format called extensible markup language, or XML, which facilitates the exchange of information between disparate computer systems and applications. We believe that a digital receipt based on XML enables the flexible exchange of proof of occurrence details among different entities, while meeting organizations’ requirements for non-repudiation. We also believe that with the recent passage of the Electronic Signatures in Global and National Commerce Act, or ESIGN, in the United States, and similar laws that have been passed or are being considered in other countries, digitally time-stamped and digitally-signed receipts will be considered by courts of law as binding proof of electronic transactions.

Application enabling secure electronic document collaboration and storage

Companies are increasingly using the Internet as the means by which to negotiate and exchange sensitive documents such as contracts, letters of credit and design plans. Storing and exchanging sensitive information over the public network, however, requires document control and access, assurance of delivery, content integrity, and proof of occurrence. We believe a need exists for a secure, web-accessible application for collaborating on and storing vital documents. We believe a need also exists for the means to manage document-related information such as digital signatures, versioning and tamper-evident audit trails.

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

We believe that to establish a trusted infrastructure for e-transactions, organizations require:

•	end-to-end, modular solutions that effectively address an organization’s trust requirements before, during and after a transaction;

•	flexible deployment alternatives, including internally-managed and service provider-hosted models;

•	the ability to support a broad range of applications and platforms to accommodate investments in public key infrastructure, applications and platforms; and

•	software products that are based on open standards to provide the scalability, flexibility and interoperability that is required among multiple certificate authority vendors and payment systems.

Solution

We offer a suite of end-to-end infrastructure software products that organizations use to conduct sensitive electronic transactions that are valid, secure and provable. We believe our infrastructure products increase the trust in electronic business transactions before, during, and after they occur, and, by permitting parties to comply with digital signature laws around the world, enable these transactions to be legally enforceable. Our software products provide customers with flexible deployment models, do not require client-side deployment of PKI and offer end-user credential neutrality. Our scalable, high-performance software products are based on open standards and incorporate our technologies, including our certificate validation mechanisms, stateful validation, secure data transfer, extensible markup language-based digital receipt and secure document collaboration technologies. We have established a broad range of relationships with application and platform vendors, which we believe will enable the widespread adoption of our validation, secure data transfer, digital receipt and document collaboration software products.

Key components of our offering:

End-to-end, modular, secure infrastructure software products and services.    We offer end-to-end, modular, secure infrastructure software products and services that address the security requirements at every stage of a transaction. We provide validation of credentials before a transaction, the secure transfer of data during a transaction and transaction notarization and non-repudiation after a transaction. We also provide an application for secure electronic document collaboration. We have developed technologies to address the performance, interoperability and scalability issues of digital credentials, secure data transfer and XML-based digital receipts. Customers may implement one element of our modular software products and expand to include others, as their needs require.

Independence from deployment of client-side PKI.    With the exception of validation, our products and services do not require customers to deploy client-side PKI. While we believe that electronic transaction processes that utilize digital certificates and validation offer the most secure user identification environment, we realize that many customers have not deployed a PKI throughout their organization. For this reason, our software products are designed to be compatible with customer environments using different degrees of PKI, ranging from no PKI to full PKI adoption.

Flexible deployment models.    We believe that our software products are attractive to a broad range of customers because we offer two different deployment models to meet specific customer requirements:

•	insourced hosting, in which our software is licensed, implemented and managed by the customer; or

•	outsourced hosting through one of our affiliate service providers.

Enterprise customers can select one of these models based on their specific business application, available resources, time to market considerations, and desired level of control and operational responsibility. Because of the common architecture that underlies our products, our customers may migrate their data and applications from one deployment model to another as their needs change. Our software products can be distributed over one or many computer systems. This feature enhances performance and scalability, and allows some functions of credential validation, digital receipt issuance and management, and document collaboration and storage to be installed at the customers’ locations.

Extensive security and trusted practices.    We believe that our significant investments in security and trust practices help customers of our software products conduct transactions with the assurance that the security of the transactions will be maintained. We have adopted industry-endorsed practices and procedures for conducting secure transactions and adhere to a strict operations protocol that has been designed by Internet security industry experts to exceed typical commercial security requirements.

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

Certificate authority and payments neutrality.    Our products are intended to support leading certificate authorities and payments solutions. We believe this neutral position enables our software products to function as independent clearinghouses and complement the infrastructure of entities that issue digital certificates, authorize transactions and process electronic payments. Our approach allows our customers to continue to use their investments in digital certificates and electronic payment applications. We have established an interoperability lab to ensure the current and future compatibility of our software products with major certificate authorities, software applications and platforms, including electronic payments systems. We also host open trials for industry-standard protocols to promote vendor interoperability and demonstrate our technical leadership in these areas.

Broad application and platform support.    We have developed a range of software modules that may be integrated with popular third-party software applications to enable support for secure transactions. Our software development toolkits are designed to enable application developers and platform vendors to rapidly and easily add validation and digital receipt capabilities to their products and services. Our open-standards approach allows us to establish a network of strategic alliances with software application, certificate authority and platform vendors to ensure broad support for our products. We believe this network increases the value of our products to our customers and provides us with opportunities to increase our brand awareness and distribution.

Interoperability and adoption of open standards.    All of our products support the major certificate validation protocols. These protocols include: certificate revocation list, certificate revocation list distribution point, and online certificate status protocol. We believe we are the only company that provides support for these validation protocols in a single suite of products. We co-authored one of the first commercial implementations of online certificate status protocol, which is a widely adopted validation protocol. Our digital receipt technology supports the XML standard, thus leveraging this standard’s broad appeal in facilitating the exchange of information between disparate computer systems and applications. Our secure data transfer products support the Hyper Text Transfer, File Transfer and Secure Sockets Layer protocols.

Strategy

Our objective for the year 2002 is to further extend our position as a leading provider of a wide range of software infrastructure for use by organizations to conduct valid, secure and provable e-transactions. Key elements of our strategy include:

Extend technology leadership and product development.    We intend to extend our technology leadership by continuing to invest in research and development, and by actively participating in industry standards setting organizations. We expect to continue to develop open, flexible and scalable technologies that can enhance a transaction stream, and to improve our internal best practices and controls to maintain the security and integrity of our operations. We participate in a number of standards setting organizations, including the Internet Engineering Task Force, Universal Description, Discovery, and Integration Project, the Wireless Application Protocol forum and the Raddichio consortium for mobile security standards. We believe that our participation in these groups influences industry standards and gives us valuable insight into new technology developments and emerging market opportunities.

Further establish the Company in key industry segments.    We have initially targeted organizations in the financial services, government, and health care segments. These businesses are transaction-intensive and have a high requirement for security. For example, our software is used by financial services organizations such as ABN AMRO and Chase Manhattan Bank, government agencies such as the United States Postal Service, and health care companies such as Aetna. By taking advantage of our experience in these key industry segments, we believe we are well positioned to extend our presence in other industries as they rely more on the Internet to conduct transactions and exchange information.

Expand focus on business solution oriented sales and marketing.    As customers seek specific solutions to solve business problems and reduce operating costs, we are expanding the focus of our marketing activities to include the development of solutions that articulate clear return-on-investment for customers. While we will continue to market our secure infrastructure and components of such infrastructure, we realize that specific industries have special needs and face unique challenges. From a sales and marketing perspective, we can customize and package our secure infrastructure components to meet the special needs of a given market. We have initially focused our solution initiatives on the business challenges faced in the areas of trade finance, treasury/cash management, health insurance claims processing, and business-to-government transactions. We anticipate that over time we will develop solution initiatives in other areas.

Expand global distribution channels.    We intend to continue to expand our global marketing and distribution efforts to address a wide range of markets and applications for secure infrastructure solutions. We plan to increase the number of our direct sales personnel as well as expand our network of distributors, including software vendors and system integrators, who either include our software products and services in their offerings or resell various elements of them. We have international sales offices in Argentina, France, Germany, Hong Kong, Japan, The Netherlands, Singapore, Spain and the United Kingdom.

Grow our service provider business.    As part of our marketing strategy, we are establishing a network of service providers who offer trust services based on our software products, technology and expertise. We believe that, over time, this network will represent a global system to validate and notarize transactions across geographic and organizational boundaries. Our service provider customers include NTT Communications, PricewaterhouseCoopers, Secom, and Unisys. By using the brand name and distribution power of these organizations, we believe that we will be able to increase the adoption of our products and services in a more sales-leveraged manner. We intend to add participants to this growing list by targeting service providers in a number of markets. We believe that this will create a network effect where the utility of this global system will increase as it expands and will make it more valuable for current and new participants.

Expand strategic alliances to broaden the use of our software products.    To accelerate the widespread adoption of our software products, we have entered into technology, marketing and distribution alliances with industry leaders. We have entered into these types of alliances with companies that include Baltimore Technologies, Gemplus, Entrust, IBM, Microsoft, and Netscape/iPlanet. We plan to expand on existing and establish new strategic alliances with companies that will integrate our technologies with their offerings and participate in joint marketing, training and sales arrangements. We believe these alliances will enable us to accelerate the adoption of our software products.

Software Products

We offer end-to-end software infrastructure products that combine a flexible, modular architecture with security and scalability to enable valid, secure and provable e-transactions. Our software products are licensed to service providers and business-to-business exchanges, that offer trust services to their customers; as well as to enterprises, which operate these products in-house. Our software products operate on multiple platforms, including Windows 2000, Windows NT, Solaris, AIX, HP-UX, Linux and some mainframe environments. The pricing of our products consists of upfront software license fees and annual maintenance and support fees. Revenues from a typical contract range from $50,000 to $250,000.

This table outlines our software product offerings:

Product and Services	Description

Validation Authority Products
Enterprise VA	Enterprise version of validation software product
Certificate VA	Base-level, original equipment manufacturer version of validation software product
Affiliate VA	Service provider version of validation software product

Secure Data Transfer Products
SecureTransport	Secure, reliable transport software product

Digital Receipt Products
Receipt Suite	Enterprise version of digital receipt software product
Receipt Affiliate	Service provider version of digital receipt software product

Document Authority Products
Document Authority	Enterprise version of secure document collaboration software product

Professional Services	Consulting services, product and service training, custom development, and support

Validation authority software products

We provide a comprehensive line of software products for the high-performance validation of transactions. These products are designed to enable customers to reduce the risks and costs related to the misuse of invalid digital credentials and provide flexible extensions for stateful validation. Stateful validation is a method of validation in which contextual information is used with information on the validity of credentials. This contextual information includes real-time credit status and purchasing authority. Our validation authority software products are based on our multi-protocol architecture, which enables interoperability with leading certificate authorities, directory services and business applications.

We offer these validation authority software products: Enterprise VA, Certificate VA and Affiliate VA. We also offer a set of common component software products, VA Publisher, Validator Toolkit and Validator Suite, to facilitate the implementation of our validation authority products.

Validation Authority.    Our Enterprise VA, Certificate VA and Affiliate VA products enable customers to offer validation capabilities in their transaction infrastructure.

Enterprise VA Server.    Our enterprise version validation server software supports a wide range of validation protocols, including online certificate status protocol, certificate revocation list and certificate revocation list distribution points. Our Enterprise VA is also bundled with the ability for customers to publish data on revoked credentials to another server for backup and redundancy, data distribution or disaster recovery. Enterprise VA licenses are specifically limited to in-house use by organizations.

Certificate VA Server.    Our base-level original equipment manufacturer version of the Enterprise VA Server is designed to enable certificate authority vendors to incorporate validation capabilities in their products. The Certificate VA Server supports the online certificate status protocol validation protocol and our own certificate validation mechanisms and is designed to be easily upgraded to the Enterprise VA Server.

Affiliate VA Server.    This server software provides functionality that is similar to our Enterprise VA Server but is designed for service providers and business-to-business exchanges. We license our Affiliate VA Server for use by third party trust service providers, who offer validation services to their respective customers.

VA Common Components.    VA Publisher, Validator Toolkit and Validator Suite are included with all of our VA product offerings.

VA Publisher.    Our VA Publisher is used to publish revocation data to a validation authority server or service from a directory server or directly from a certificate authority. In some cases, where we have strategic relationships with certificate authority vendors, the VA Publisher is bundled with the certificate authority to enable real-time publication of revocation data.

Validator Toolkit.    Our Validator Toolkit is a software development toolkit designed to allow for the rapid addition of validation capabilities into applications, which require stateful validation or use digital certificates regardless of the issuing certificate authority. We license the toolkit to independent software vendors to support our validation authority software products and services.

Validator Suite.    Our Validator Suite is a set of software modules that are used for validation in popular web server, web client and e-mail applications. We ship modules for Apache Stronghold Server, Netscape/iPlanet Enterprise Server, Microsoft Address Book, Microsoft’s Internet Explorer, Microsoft Internet Information Server and Microsoft Outlook. We license some of our Validator Suite modules to independent software vendors to include in their software.

Secure data transfer software products

Our secure data transfer software product line enables scalable, confidential and secure data transfer over the Internet.

Secure Transport.    Our SecureTransport software product is designed to give customers cost-effective, secure, confidential, reliable delivery of large transaction files and documents. The products support commonly used data transfer protocols, including file transfer protocol and hypertext transfer protocol. The products can be used in a variety of business application environments. Like our other software products and services, SecureTransport is designed to work with a variety of certificate authorities.

Our SecureTransport software product consists of the SecureTransport Server and the optional SecureTransport Client. Customers typically install the SecureTransport Server at their local sites and can distribute the SecureTransport Client to the entities with whom they conduct business. The client software adds secure and reliable data transfer through a feature, which enables the rapid resumption of a data transfer in progress if a network connection has been dropped. The client software supports sophisticated scheduling of data transfers in a range of business applications.

The SecureTransport Server is integrated with our other software products. We have linked SecureTransport and our digital receipt products so that customers can automatically generate and archive an extensible markup language digital receipt to record the event, time and date of a transfer, and to store the contents of the document. We believe this capability helps make our SecureTransport product ideal for use in business-to-business interactions, which are largely standardized on the extensible markup language, or XML, business document format. This capability can also facilitate the resolution of disputes relating to a data transfer and enhances the use of the product for proof-of-compliance with some government regulations, including the U.S. Health Insurance Portability and Accountability Act, or HIPAA.

Digital receipt software products

We provide a comprehensive line of software products that enables the secure creation, tracking and management of digital receipts. Our standards-based receipts are digitally signed extensible markup language documents that contain a customizable set of information about a transaction. This information could include the identities of the parties involved, time and date of the transaction, and goods and services purchased or sold. Our digital receipt software products and services are designed to help customers lower costs, facilitate dispute resolution and reduce fraud in transactions conducted over the Internet. Our digital receipt software products and services are designed to work with a wide variety of certificate authorities and electronic payments solutions.

We offer these digital receipt software products: Receipt Suite and Receipt Affiliate.

Receipt Suite.    Our enterprise software suite is used to create, track and manage digital receipts. The suite consists of Receipt Notary Server, Receipt Vault Server and Receipt Toolkit. The suite is bundled with the ability for customers to automatically create Receipt Vault integrity reports and publish them to the Receipt Service. This functionality provides our customers with a means of determining whether archived receipt data has been tampered with or corrupted. Receipt Suite licenses are specifically limited to in-house use.

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

Receipt Vault Server.    Our server software stores large volumes of digital receipts and provides comprehensive search and retrieval capabilities for customers to use for dispute resolution, data mining and other purposes. All items stored in the server are digitally signed and the entire contents of the server can be periodically verified for integrity of the signatures and the data they protect. The server is designed to interface with high-performance databases including Oracle 8i and NCR Teradata.

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

Document collaboration software products and services

We provide a comprehensive software product for secure collaboration and storage of electronic documents. This product provides not only an application for securely storing, retrieving and collaborating on electronic documents, but also offers the tools to manage the information related to this process – including secure messaging, digital signature-based approval, versioning control, and tamper-evident audit trails. Our Document Authority software product utilizes the components of our infrastructure for securing electronic transactions. Components utilized include digital certificate validation, digital receipting and, optionally, secure data transport. Document Authority can store and exchange information in any file format, and uses standard Web-browsers as an interface. For extra security, optional digital signing hardware or software can be utilized.

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

Customers

We license our software products and provide services to a variety of transaction-intensive enterprises and service providers. As of December 31, 2001, we had over 180 customers.

The following is a list of our top enterprise customers who purchased our products and services since January 1, 1999. These customers have purchased our products or services in 2001 or are ongoing customers.

Financial Services	Government
ABN AMRO	Federal Reserve Automated Services
Barclay’s Bank	United States Navy
Canadian Imperial Bank of Commerce
Clearstream Communications	Retail
Credit Suisse	Nike
Identrus LLC
NASD	Technology/Internet
National City Corporation	Apple Computer
S.W.I.F.T.	Avant!
Standard Chartered Bank	Custom Technology Corporation
The Chase Manhattan Bank	Dell Computer Corporation
Toronto Dominion Bank	International Network Securities
Visa USA	Netscape/iPlanet
Wells Fargo Bank	NTT Software
TC TrustCenter GmbH
Healthcare
Aetna Life Insurance Company	Other
Blue Cross and Blue Shield-Florida	AON Consulting
Johnson & Johnson	Hanwha Corporation

This is a list of our top service provider customers based on software license and subscription fees and other services billings since January 1, 1999:

Systems Integrators	Systems Integrators
AddTrust	Secom Trust
Arthur Andersen	Softbank Commerce Corporation
Baltimore Technologies	Unisys
Itouchu Technology-Science Corporation
Daou Technology	Telecommunications
Hitachi	NTT Communications
IBM
PricewaterhouseCoopers	Other
Raytheon	NTT Data

In fiscal 2001, two customers accounted for 19.5% and 14.3% of our revenues, respectively. In fiscal 2000, no individual customer accounted for more than 10.0% of our revenues. In fiscal 1999, two customers accounted 21.7% and 14.1% of our revenues, respectively.

Customer Profiles

These examples illustrate how customers use our software products. These customer profiles are not intended to be an endorsement by those customers or of our software products and services.

ABN AMRO.    ABN AMRO is one of the world’s 20 largest banking groups, with more than $600 billion in total assets; it is a leading trade bank with over 175 years of experience in financing global commerce. ABN AMRO’s Trade Finance organization has implemented our Document Authority and SecureTransport software to securely transfer paper-based trade finance processes to the Internet, including secure archival and delivery of digitally signed letter-of-credit documents. ABN AMRO also utilizes our SecureTransport software in a separate division of the bank, to securely exchange cash management data, including demand deposit account, lockbox, and other cash transaction information with its corporate clients. We were selected for our transaction security expertise, and our ability to provide a highly scalable and reliable solution.

Aetna Health Insurance Company.    Aetna Health Insurance Company is a leading health care and related benefits organization, providing a full spectrum of products and services including health care, dental, vision, pharmacy, group life, disability and long term care coverage. Aetna has implemented our SecureTransport software product to securely streamline a number of claims-related processes, including new member enrollment, policy review/update, regulatory compliance reporting, and financial data exchange. We were selected for our ability to deliver a secure, reliable, highly scalable and HIPAA-compliant data transfer product.

Chase Manhattan Bank.    Chase Manhattan Bank’s treasury solutions division provides treasury management services to corporations, financial institutions, brokers and dealers and public sector organizations. To provide a secure, Internet-based financial transaction and document delivery capability to its customers, Chase integrated our SecureTransport software product into its electronic commerce infrastructure. We were selected for our ability to deliver a reliable, secure and scalable data transfer product.

United States Postal Service.    The United States Postal Service has implemented us for a number of e-commerce initiatives, including the NetPost Certified program, that are designed to expedite the movement of documents online. In connection with these e-commerce initiatives, the United States Postal Service utilizing our

Validation Authority, Secure Transport and Receipt suite to expedite the movement of documents online and to ensure government agencies that those documents are transmitted by authorized parties, remain confidential, and are secured with auditable delivery while in transit. We were selected for our ability to support secure and private electronic document delivery.

Strategic Alliances

As of December 31, 2001, we had over 40 strategic alliances with companies including Baltimore Technologies, Entrust, Gemplus, IBM, Microsoft, and Netscape/iPlanet. The primary objectives of these alliances are:

•	to promote the widespread adoption of our software products through distribution arrangements;

•	to ensure that third-party technologies interoperate effectively with our software products; and

•	to enable widespread application support for our software products.

Baltimore Technologies.    We have entered into worldwide marketing and original equipment manufacturer agreements with Baltimore Technologies. Baltimore Technologies bundles the ValiCert Enterprise VA with the Baltimore UniCERT certificate authority product. Baltimore Technologies has also integrated our VA Publisher into its UniCERT certificate authority product to provide real-time publication of revocation data to our software products and services. We collaborate with Baltimore Technologies on joint selling and marketing activities.

Entrust.    We have entered into marketing, reseller, and interoperability agreements with Entrust for our Enterprise VA product. As part of these agreements, Entrust is globally distributing our Enterprise VA. Also, we have extensively tested our products with Entrust’s public key infrastructure products to ensure compatibility. We have worked with the Entrust sales force to help them promote our validation authority software products to customers who require support for online certificate status protocol, such as Identrus member banks.

Gemplus.    We have entered into a marketing and technology integration agreement with Gemplus S.A. As part of this agreement, ValiCert Validation Authority and Digital Receipts Solutions validate transactions secured by GemXploreTM Subscriber Identity Module, or SIM, cards with on-board key generations. This arrangement provides wireless carriers with solutions that are compliant with digital signature laws, and enable secure transactions and non-repudiation.

IBM.    We have entered into a commercial agreement with IBM to port our Digital Receipt Solutions and Validation Authority products to the IBM AIX platform. We have entered into a software compatibility agreement with IBM and are a registered member of IBM’s Partner World Development Program. As a result, our Enterprise VA products have been tested to ensure compatibility with IBM’s SecureWay Vault Registry and Trust Authority products. We have jointly developed an approach to interface our products with IBM’s products for the financial services market. This initiative includes our validation authority and digital receipt software products and IBM’s middleware offerings, such as MQSeries, WebSphere web application software platform and Tivoli SecureWay Policy Director.

Microsoft.    Our public root keys are included in the Microsoft Windows 2000 operating system and Internet Explorer 5.01 browser products. These root keys are used by applications to ensure that digitally signed objects which are generated by our Enterprise VA and Digital Receipt Solutions are trustworthy and have not been tampered with or corrupted. We have also joined the Microsoft Security Solutions Provider program, which highlights our software products and services and their compatibility with Microsoft products.

Netscape/iPlanet.    We have entered into marketing and original equipment manufacturer agreements with Netscape/iPlanet. Under these agreements, our Certificate VA software is bundled with every copy of the Netscape/iPlanet certificate authority product, our VA Publisher is integrated into Netscape/iPlanet’s certificate authority product for real-time publication of revocation data to our software products, and a component of our

Validator Suite is bundled with every copy of Netscape/iPlanet’s webserver. We have entered into distribution agreements for our secure data transfer and digital receipt software products and services to be included with Netscape/iPlanet’s business-to-business electronic commerce offerings. We have also entered into an agreement with Netscape/iPlanet to bundle our public root keys with the Netscape browser and e-mail clients through November 2002.

Technology

We have built both open and proprietary mechanisms into our core technology, which forms the foundation for our software products. Some of the key areas where we have developed technology enable:

•	efficient distribution of certificate revocation data;

•	real-time access to data repositories during the validation process;

•	automation of data transfer between disparate applications;

•	fault-tolerant, high-integrity data transfer over unreliable communication lines;

•	efficient storage and fast search and retrieval of large volumes of extensible markup language documents; and

•	secure collaboration of electronic documents.

Certificate Validation Mechanisms.    Our certificate validation mechanisms allow us to efficiently distribute large amounts of certificate revocation data on a global basis using most of the currently accepted validation protocols. We use our certificate validation mechanisms to distribute our revocation data to enterprise customers and service provider customers to provide regional validation capabilities across the globe. We believe this enables us to scale our operations globally at a substantially lower cost than our competitors.

Stateful Validation.    Our stateful validation technology allows for customized software modules to be developed for our validation authority products. These customized modules can interface with external systems to enable the use of contextual information, such as credit histories, purchase authorization, or access controls, with the validation process. Interfacing through our stateful policy application program interfaces, these modules do not require modification of our software products to be implemented, which we view as a strong competitive advantage.

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

As of December 31, 2001, we had 54 employees dedicated to research and development. Research and development expenses were $11.7 million in 2001, $10.4 million in 2000 and $5.6 million in 1999. All development costs have been expensed as incurred. Our research and development efforts are focused primarily on:

•	integrating our validation authority, secure data transfer, digital receipt, transaction coordination and document collaboration products;

•	development of new products, such as the Document Authority; and

•
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

Sales

We sell our products and services in the United States primarily through our direct sales force that focuses on key customers in the industries we target. Our domestic offices are located in Chicago, Seattle, Atlanta, Washington D.C., New York and Mountain View. We market our products and services internationally through our direct sales force and through resellers and system integrators and our service provider customers. Our international offices are located in Argentina, France, Germany, Hong Kong, Japan, The Netherlands, Singapore, Spain and the United Kingdom. As of December 31, 2001, 79 employees were dedicated to sales and marketing. Our sales force includes field sales engineers and inside sales personnel who support the account executives. Field sales engineers assist our account executives with technical presentations, customer requirements analysis and initial solution designs. Our inside sales personnel assist the account executives in managing their customer relationships. Our domestic sales efforts are also augmented by sales through resellers, system integrators and our service provider customers.

Our internal telemarketing operation is responsible for customer prospecting, lead generation and lead follow-up. This marketing activity qualifies leads for further follow-up by the direct sales force or inside sales team, or leads the prospect to our website so that the prospect can access information and enroll for our Internet-based products and services.

International sales are an important and growing portion of our business. In 2001, sales to customers outside of the United States accounted for 61% of our consolidated net revenue, compared to 52% in 2000 and 48% in 1999. Our primary market outside of the United States is Japan. International sales are subject to certain risks, including, but not limited to, unexpected changes in regulatory requirements, exchange rates, tariffs, and political and economic instability. For a discussion of the risks associated with our international sales, see “Risk Factors – Our International sales exposes us to additional risks.”

Marketing

We utilize a variety of marketing programs to generate leads and increase brand awareness. Our marketing strategy is organized around three primary areas: industry marketing, product management and marketing communications. Industry marketing identifies target markets and customer opportunities and then develops the positioning, programs and materials to reach customers and support sales activities Product management translates customer and market requirements into product development plans and works with engineering to ensure completion. Product management also trains the sales force on product information and competition. Marketing communications drives overall market awareness of ValiCert and our products through public relations, industry analyst relationships, product reviews, trade shows and seminars, editorial promotion, industry events and executive speaking engagements.

Competition

Our security infrastructure products and services address the new and rapidly evolving market for trusted and secure transactions over the Internet. The market for our software products is intensely competitive and subject to rapid change. A small number of competitors offer a wide range of security products and services, some of which are directly competitive with our software products.

Validation authority software products

We compete primarily with software companies such as CertCo, Computer Associates, Kyberpass, and VeriSign.

Secure data transfer software products

We compete with Internet electronic data interchange companies such as bTrade, Cyclone Commerce and Sterling Commerce.

Digital receipt software products

We compete with transaction middleware companies, companies that offer time-stamping services, online notarization or point of sale integrated solutions. These competitors include Authentidate, Entrust and  JCP/iPlanet. In addition, many companies may choose to develop their own security products and services in-house.

Document collaboration software products

We compete with document management, secure messaging and Internet-based document handling companies. These competitors include companies such as Documentum and iManage.

Competitive factors

We believe that the principal competitive factors in our market are interoperability, completeness of solution, flexibility, neutrality, customer service and support, ease of use and speed of implementation.

Although we believe that we compete favorably with our competitors based on these factors, we cannot assure you that we can maintain our competitive position against current and potential competitors. Several of our current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and may be able to respond more quickly than we can to new or changing opportunities, technologies, standards and customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products or services directly to customers, which could substantially reduce demand for our software products. Browser companies that embed our public root keys or feature us as a provider of digital certificate solutions in their web browsers or on their websites could also promote our competitors, charge us substantial fees for these promotions in the future, or terminate their relationship with us.

New technologies and the expansion of technologies may increase the competitive pressures on us. We cannot assure you that competing technologies that others develop or the emergence of new industry standards will not adversely affect our competitive position or cause our Internet-based security products or technologies to become noncompetitive or obsolete. Our competitors in particular segments of the security marketplace may in the future broaden or enhance their products to provide a more comprehensive offering than ours. We may also compete in the future for sales of our software products against our original equipment manufacturer licensees, who resell our products under their own brand names. We may not be able to compete effectively with current or future competitors and competitive pressures that we face could materially harm our business.

Intellectual Property

Legal protections

We rely upon a combination of intellectual property protection including patents, copyrights, trademarks, trade secrets and licensing methods to protect our proprietary technology and other proprietary rights. We also rely on outside licensors for patent and software license rights to encryption technology that is incorporated into and is necessary for the operation of our products and services. Our success will depend on our continued ability to have access to these or other technologies that are or may become important to the functionality of our products. Any inability to continue to obtain or use this technology could significantly harm our operations.

Confidentiality agreements

It is our policy to require our employees and consultants to enter into confidentiality agreements. We control access to and distribution of our documentation and other proprietary information. The agreements provide that all inventions created by an employee shall be our property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we consider proprietary. Policing unauthorized use of our products is difficult and we are unable to determine the extent to which piracy of our software products exists. This piracy can be expected to be a persistent problem, particularly in international markets and because of the growing use of the Internet. We cannot assure you that our trade secrets or confidentiality agreements will provide meaningful protection of our proprietary information. We cannot assure you that others will not independently develop similar technologies or duplicate any technology developed by us. Our technology could infringe upon the patent rights of others. Legal protections of our rights may be ineffective in foreign countries where intellectual property does not have the protection it does in the United States. Our inability to protect our proprietary rights could harm our business.

Patents

We own one issued patent and have filed seven United States and foreign applications and other foreign applications for patents covering our technology. We cannot assure you that our pending or future patent applications will be issued or that any issued patents will be enforceable or valid. The coverage claimed in a patent application can be significantly reduced before the patent is issued. Our failure to protect our intellectual property in a meaningful manner could materially harm our operations. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and enforceability of the patents of others. Any litigation could result in substantial costs and diversion of management and technical resources and could harm our business.

Even if patents are issued, they may not adequately protect our technology from infringement or prevent others from claiming that our technology infringes their patents. Parties making these claims may be able to obtain injunctive or other equitable relief that could block our ability to further develop or commercialize some or all of our products in the United States and abroad. If a claim of infringement is filed, we may be required to obtain one or more licenses from or pay royalties to third parties. We cannot assure you that we will be able to obtain these licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any of these licenses could hurt our business. We are aware of one patent application, which, if granted, could result in a claim of infringement against us. However, if this were to occur, we believe that we have access to alternative technologies, which would enable us to deliver our products even if a claim of infringement were successfully brought against us.

Employees

As of December 31, 2001, we had 195 employees, of which 54 were employed in research and development, 79 were employed in sales and marketing, 36 were employed in operations and customer support and 26 were employed in general and administration. In January 2002, we completed a reduction in force, resulting in the termination of 47 employees. None of our employees is subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe our relations with our employees are satisfactory; however, the morale of our employees may have been adversely affected by workforce reductions that occurred in the second quarter of 2001 and the first quarter of 2002. Our ability to achieve our financial and operational objectives depends in large part upon our continued ability to attract, integrate, train, retain and motivate highly qualified sales, technical and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel, none of whom is bound by an employment agreement.

ITEM 2.     PROPERTIES

Our principal executive and administrative offices are located at 1215 Terra Bella Avenue in Mountain View, California, where we lease approximately 25,000 square feet. This lease expires February 2003. We also sublease an additional facility in Mountain View, California, of approximately 48,000 square feet. This sublease expires April 2007. During the first quarter of 2002, we announced our decision to consolidate all employees, located in Mountain View, California, into the Terra Bella facility. We believe that our facilities are adequate for our needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms to meet any additional needs.

ITEM 3.     LEGAL PROCEEDINGS

A class action lawsuit was filed on December 3, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of our common stock alleging violations of federal securities laws. Lachance v. ValiCert, Inc. et al., No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS). The case is brought purportedly on behalf of all persons who purchased our common stock from July 27, 2000 through December 6, 2000. The complaint names as defendants the Company and two of its officers, and an investment banking firm that served as an underwriter for our initial public offering in July 2000.

The complaint alleges violations of Section 11 and 15 of the Securities Act of 1933 against all defendants and Section 10(b) of the Securities Exchange Act of 1934 against the underwriter on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the initial public offering, and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. No specific damages are claimed.

We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Management believes that the allegations against us and our officers are without merit and intends to contest them vigorously. However, the litigation is in the preliminary stage, and its outcome cannot be predicted. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if, in addition, we were required to pay significant monetary damages in excess of available insurance, our business would be significantly harmed.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol “VLCT.” Our initial public offering of stock was July 28, 2000 at $10.00 per share. The price range per share for the stock from July 28, 2000 through December 31, 2001 was $27.875 at the highest and $1.625 at the lowest sale price as reported by the Nasdaq National Market. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. On March 15, 2002, there were approximately 318 stockholders of record.

	Period From July 28, 2000 (IPO) to Sept. 30, 2000	Three Months Ended Dec. 31, 2000	Three Months Ended Mar. 31, 2001	Three Months Ended June 30, 2001	Three Months Ended Sept. 30, 2001	Three Months Ended Dec. 31, 2001
Price range per share
High	$27.875	$21.875	$8.625	$3.650	$3.800	$3.270
Low	$8.875	$4.500	$2.000	$1.625	$2.400	$1.650

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

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share amounts)
Total revenues	$—	$60	$1,635	$11,828	$24,218
Operating loss	$(523)	$(4,093)	$(13,098)	$(28,939)	$(28,733)
Net loss	$(530)	$(3,990)	$(12,802)	$(28,327)	$(28,416)
Net loss per share—basic and diluted	$(0.85)	$(8.01)	$(48.86)	$(2.76)	$(1.27)
Shares used in net loss per share—basic and diluted	623	498	262	10,282	22,351
Total assets	$627	$2,436	$37,692	$59,806	$41,932
Long-term debt, excluding current portion	$50	$—	$2,240	$2,056	$1,547
Redeemable convertible preferred stock	$465	$6,748	$34,256	$—	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Item 1: Business, Item 6: Selected Financial Information and Item 8: Consolidated Financial Statement and Supplementary Data.

This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements. In this report, the words “anticipates”, “believe”, “expect”, “intend”, “may”, “will”, “should”, “plan”, “estimate”, “predict”, “potential”, “future”, “continue”, or similar expressions also identify forward-looking statements. These statements are only predictions. We make these forward-looking statements based upon information available on the date hereof, and we have no obligation (and expressly disclaim any such obligation) to update or alter any such forward-looking statements, whether as a result of new information, future events, or otherwise. Our actual results could differ materially from those anticipated in this report as a result of certain factors including, but not limited to, those set forth in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report.

Overview

Business

We are a leading provider of solutions for conducting secure and paperless business transactions over the Internet. Our customers use our products and services to help transfer costly, or inefficient business processes to the Internet, while maintaining trust and security in the process. From 1996 through 1998, we primarily focused our activities on conducting research and development, raising capital, recruiting personnel, and establishing distribution channels for our software products.

We started commercial shipments of our validation authority software products during the first quarter of 1999. We also offer secure data transfer products and digital receipt products and services, which we obtained from our acquisition of Receipt.com in December 1999. We completed an initial public offering of common stock in July, 2000.

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

We expect that a smaller portion of our revenues will be derived from renewable subscription fees in the future due to a greater focus on perpetual software licenses and consulting services.

As of December 31, 2001, we had over 180 customers, including ABN AMRO, Aetna Health Insurance, the Federal Reserve Bank, Hitachi, Johnson & Johnson, Roche, S.W.I.F.T., Softbank, the United States Postal Service, and the United States Navy.

We derive our revenues from software license fees, subscription fees, consulting services, and maintenance and support. Software license revenues are comprised of upfront fees for the use of our software products. We recognize revenue from license fees when:

•	an agreement has been signed,

•	the product has been delivered,

•	vendor-specific objective evidence of fair value exists to allocate a portion of the total fee to any undelivered elements of the arrangement,

•	the fee is fixed or determinable, and

•	collectability is probable.

When we deliver our software products electronically, we consider the sale complete when we provide the customer with the access codes for immediate possession of the software. When contracts contain multiple product and service elements, we account for the revenue related to these elements using the residual method as current accounting standards require. We recognize revenues when the fees are fixed and determinable. On occasion, we have in the past, and may in the future, offer extended payment terms beyond our normal business practice. Because we do not have sufficient experience collecting under these extended payment term arrangements, fees under such arrangements are not considered fixed or determinable. For those arrangements that include fees that are not be fixed or determinable at the time of shipment, we recognize revenue when the fee becomes due. If we do not consider collectability probable, we recognize revenue when the fee is collected.

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

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements in Item 14 to this Annual Report on Form 10-K. Note that our preparation of this Annual Report on Form 10-K required us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reported period. There can be no assurance that actual results will not differ from these estimates.

Valuation of long-lived assets.    Our long-lived assets include goodwill and other intangible assets. At December 31, 2001, we had $8.1 million of goodwill and other intangible assets, accounting for 19.0% of our total assets. In assessing the recoverability of the our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and will be required to analyze our goodwill for impairment issues during the first six months of fiscal 2002, and then on a periodic basis thereafter. No charges have been taken as of December 31, 2001. In January 2002, we announced our decision to discontinue operations of our secure data center and consolidate all employees, located in Mountain View, California, into one facility. These actions will require us to make estimates that will result in impairment and restructuring charges. These charges could have a significant impact on our operating results.

Revenue recognition.    Our consulting business derives a significant portion of its revenue from fixed-price, fixed-time contracts, which require the accurate estimation of the cost, scope and duration of each engagement. If the we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future consulting margins may be significantly and negatively affected or we may need to recognize losses on existing contracts. Any such resulting reductions in margins or the recognition of contract losses could materially adversely affect our consolidated results of operations.

Although the terms of our software licenses provide for a free warranty period, we do not record a provision for estimated warranty costs, as such costs have historically been immaterial. If the historical data we use to calculate these estimates does not properly reflect future returns, or, if we experience significant, unexpected warranty costs with respect to a new product or a new version of an existing product, our future margins could be negatively affected.

Results of Operations

The following table sets forth, as a percentage of revenues, certain consolidated statement of operations data for the periods indicated.

	Years Ended December 31,
	2001	2000	1999
Revenue:
Software licenses	65.0%	70.7%	53.5%
Subscription fees and other services	35.0%	29.3%	46.5%
Total revenues	100%	100%	100%
Cost of revenue:
Software licenses	2.7%	10.1%	5.7%
Subscription fees and other services	34.1%	49.9%	8.2%
Total cost of revenues	36.8%	60.0%	13.9%
Gross profit	63.2%	40.0%	86.1%
Operating expenses:
Research and development	48.2%	87.8%	343.0%
Sales and marketing	90.4%	116.6%	280.3%
General and administrative	21.7%	33.9%	84.0%
Acquired in-process research and development	—	—	170.0%
Amortization of goodwill and intangible assets	13.2%	27.2%	—
Amortization of stock compensation	8.4%	19.2%	9.9%
Total operating expenses	181.8%	284.7%	887.2%
Operating loss	(118.6)%	(244.7)%	(801.1)%
Other income	1.3%	5.2%	18.1%
Net loss	(117.3)%	(239.5)%	(783.0)%

Fiscal Years Ended December 31, 2001, 2000 and 1999

Net Loss

Our net loss increased slightly to $28.4 million in 2001 from $28.3 million in 2000. The increase was primarily due to increased operating expenses largely off-set by revenue growth. In 2001, 2000 and 1999, we incurred substantial costs to develop our technologies and software products, to recruit and train personnel for our engineering, sales and marketing and technical support organizations, and to establish an administrative department. We have incurred cumulative losses of $74.6 million as of December 31, 2001.

Revenues

Total revenues increased to $24.2 million in 2001 from $11.8 million in 2000 and $1.6 million in 1999. The significant increases in revenues in 2001 and 2000 were primarily due to higher sales of our Validation Authority products and services, Secure Data Transfer products and professional services. These products and services accounted for revenue growth of $5.9 million from 2000 to 2001, and $8.4 million from 1999 to 2000. During 2000, we also introduced the Digital Receipt and Document Authority products and services. These products and services accounted for approximately $1.7 million and $3.4 million of revenues during 2000 and 2001, respectively. In addition, we experienced significant growth in international markets as we continued to expand our international affiliate network. Revenues earned from international customers accounted for 60.8% of total revenues in 2001 compared to 51.7% in 2000 and 47.5% in 1999.

Software license revenues accounted for 65.0% of our total revenues in 2001 compared to 70.7% in 2000 and 53.5% in 1999. Subscription fees and other service revenues accounted for 35.0% of our total revenues for 2001 compared to 29.3% in 2000 and 46.5% in 1999. The increase in subscription fees and other service revenues as a percentage of total revenues was primarily due to an increase in maintenance and support renewals, the adoption of the subscription fee model and an increase in professional services.

The fragility of the current economic environment in the United States and globally provide us with little insight into the foreseeable future. As a result, we estimate that revenues for 2002 will be at a level comparable with revenue for 2001. If economic conditions worsen, wide acceptance of electronic commerce may be adversely affected. As a consequence, the market for our products and services may fail to develop and grow and we may be unable to achieve our financial targets.

Cost of revenues

Cost of software license revenues.    Cost of software license revenues was $643,000 in 2001 compared to $1.2 million in 2000 and $93,000 in 1999. These costs, as a percentage of total revenue, were 2.7% for 2001, 10.1% for 2000 and 5.7% for 1999. The decrease in cost of software revenues as a percentage of total revenues from 2000 to 2001 was primarily due to our reduced utilization of royalty-bearing technology we licensed from third parties. The increase from 1999 to 2000 was primarily associated with significant growth in our revenues. We expect cost of software license revenues for 2002 in absolute dollars to be consistent with 2001; however, it may vary as a percentage of total revenues.

Cost of subscription fees and other service revenues.     Cost of subscription fees and other services relate to operating our secure data center and providing consulting and support services. These costs include salaries and other personnel-related costs, depreciation, telecommunications and other costs of operating and maintaining our secure data center. Our cost of subscription fees and other services revenues increased to $8.3 million in 2001 from $5.9 million in 2000 and $134,000 in 1999. The increase of $2.4 million from 2000 to 2001 was primarily due to increased salaries and other personnel-related costs which was a direct result of the increase in our average headcount from 2000 to 2001. The increase of $5.8 million from 1999 to 2000 was primarily due to the inclusion of data center costs for the first time in 2000. The data center became available for commercial operation at the end of December 1999 and as a result, beginning in the first quarter of 2000, our cost of subscription fees and other services revenues includes the costs of operating our secure data center.

As a percentage of subscription fees and other services revenues, cost of subscription fees and other services revenues was 97.4% in 2001 as compared to 170.5% in 2000. This decrease is attributable to a higher utilization rate for our professional services organization in 2001 and to growth in maintenance and support and subscriptions fee revenues that exceeded the respective cost from 2000 to 2001.

We expect that the cost of subscription fees and other service revenue will decrease significantly in 2002, primarily due to the closure of our secure data center in the first quarter of 2002. As a result, we expect to incur a one-time charge during 2002 to write down the net book value of the data center to its estimated realizable value. Expenses related to the operation of our data center were approximately $4.3 million in 2001, including personnel costs and equipment depreciation.

Operating expenses

Research and development.    Research and development expenses consist of salaries and other personnel-related costs, third-party consulting services, and the cost of facilities and computer equipment. Research and development expenses increased to $11.7 million in 2001 from $10.4 million in 2000, an increase of 12.5%. Of this increase, $588,000 related to facilities costs, $586,000 related to payments to third-party consultants and contractors and $357,000 related to salaries and other personnel related cost due to an increase in average headcount in 2001, as compared to 2000. These costs were partially off-set by a decrease in recruiting expenses. Research and development expenses as a percentage of total revenues decreased from 87.8% in 2000 to 48.2% in 2001, due in large part to a reduction in headcount and fixed costs being amortized over a larger revenue base. Research and development expenses increased to $10.4 million in 2000 from $5.6 million in 1999, an increase of 85.3%. Of this increase, $4.4 million related to salaries and other personnel-related costs and $596,000 related to facilities costs. Research and development expenses as a percentage of total revenues decreased from 343.0% in 1999 to 87.8% in 2000 .We expect that research and development expenses will decline in 2002 due to a workforce reductions in the first quarter of 2002. However, we do not expect this reduction in expenses to substantially inhibit the development of new products or the enhancement of existing products.

Sales and marketing.    Sales and marketing expenses consist of salaries and other personnel-related costs, sales commissions, tradeshows, marketing programs, travel, facilities and computer equipment. Sales and marketing expenses increased to $21.9 million in 2001 from $13.8 million in 2000, an increase of 58.8%. Of this increase, caused primarily by an increase in sales and marketing headcount in 2001, $5.8 million related to salaries and other personnel related costs, $1.2 million related to facilities costs and $454,000 related to travel and entertainment costs associated with direct sales efforts. In addition, we experienced a 104.8% increase in revenues from 2000 to 2001, which resulted in a significant increase in commission expense for 2001. Sales and marketing costs as a percentage of total revenues were 90.4% for 2001, compared to 116.6% in 2000, primarily due to revenues increasing faster than expenses. During 2001, we opened international sales offices in Argentina, Germany, Singapore and Spain. Sales and marketing expenses increased to $13.8 million in 2000 from $4.6 million in 1999, an increase of 200.9%. Of this increase, $5.5 million related to salaries and other personnel related costs, $1.2 million related to marketing programs and $773,000 related to increased travel costs in connection with our focus on expanding our international revenues. Sales and marketing costs as a percentage of total revenues was 116.6% in 2000 compared to 280.3% in 1999, because our revenues increased at a faster pace than related expenses. We expect that sales and marketing expenses will decline in absolute dollars in 2002 primarily due to a reductions in workforce in the first quarter of 2002, but will fluctuate as a percentage of total revenue for the foreseeable future.

General and administrative.    General and administrative expenses consist of salaries and other personnel-related costs for our administrative, finance, and human resources employees; legal and accounting services; and facilities costs. General and administrative expenses increased to $5.3 million in 2001 from $4.0 million in 2000, an increase of 31.1%. Of this increase, $912,000 related to salaries and other personnel related costs. General and administrative costs as a percentage of total revenues decreased to 21.7% in 2001 from 33.9% in 2000. General and administrative expenses increased to $4.0 million in 2000 from $1.4 million in 1999, an increase of 191.6%. Of this increase, $1.4 million related to salaries and other personnel related costs, $387,000 related to facilities and $305,000 related to consulting and outside services. General and administrative costs as a percentage of total revenues were 33.9% in 2000, compared to 84.0% in 1999 because our revenues increased at a faster pace than our expenses. We expect that general and administrative expenses will not increase significantly in absolute dollars, but will fluctuate as a percentage of total revenue for the foreseeable future.

Acquired in-process research and development.    Acquired in-process research and development of $2.8 million was incurred in 1999 for our acquisition of Receipt.com and was charged to expense.

Amortization of goodwill and intangibles.    Amortization of goodwill and intangibles, related to the acquisition of Receipt.com was $3.2 million in 2001. In connection with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets on January 1, 2002, we will no longer amortize goodwill or certain intangibles. This will result in a decrease in annual amortization of $2.6 million.

Amortization of stock compensation.    Deferred stock compensation represents the difference between the exercise price of stock options granted and the estimated fair market value of the underlying common stock on the date of the grant. As of December 31, 2001, we had recorded deferred stock compensation of $3.7 million for stock options we assumed as part of our acquisition of Receipt.com and an additional $6.0 million related to the grant of other employee stock options (net of $2.0 million reversed due to the cancellation of options of terminated employees). Deferred stock compensation is being amortized over the vesting period of the underlying options (generally four years) through September 30, 2004, which resulted in an expense of $2.0 million in 2001 and $2.3 million in 2000. We expect amortization of deferred stock compensation to decrease in 2002 due to the cancellation of additional options as a result of our recent reductions in workforce.

Other income (expense).    Interest income decreased to $1.1 million in 2001 from $1.5 million in 2000, primarily due to a decrease in our cash and investment balances and lower interest rates earned on our investments. Interest and other expenses decreased to $785,000 in 2001 from $858,000 in 2000, primarily due to a decrease in interest costs on our equipment loans and leases, partially offset by increased losses on foreign exchange. Interest income increased to $1.5 million in 2000 from $477,000 in 1999, primarily due to interest earned on the proceeds from our initial public offering in July 2000. Interest and other expenses increased to $858,000 in 2000 from $181,000 in 1999, primarily due to increased balances outstanding on our equipment loans and leases, a $373,000 charge to write down the value of an option to acquire securities and losses on foreign exchange.

Income taxes.    We have incurred net losses for federal and state tax purposes and have not recognized any material tax provision or benefit. As of December 31, 2001, we had net operating loss carryforwards of $57.1 million and $30.0 million for federal and state income tax purposes, respectively. These net operating loss carryforwards expire at various times through 2021.

We have taken a full valuation allowance against our net deferred tax assets of $26.6 million at December 31, 2001 due to our assessment that it is unlikely that we will be able to realize the benefits of these assets. We evaluate the recoverability of our net deferred tax assets and the adequacy of the valuation allowance on a quarterly basis. When and if we determine that it is more likely than not that the net deferred tax assets will be realized, we will reduce the valuation allowance. We do not expect to reduce the valuation allowance during 2002.

Liquidity and Capital Resources

Funding to date

In July 2000, we completed an initial public offering of our common stock that resulted in raising additional equity, net of offering costs, of approximately $41.1 million. At December 31, 2001, we had cash and cash equivalents and short-term investments of $23.7 million.

In June 2001, we entered into a $50.0 million common stock equity line with Rellian Investments Limited, pursuant to which, in the event we draw down on the line of credit, we may be required to issue up to 4,520,449 shares of our common stock. In the same transaction, we issued a warrant to Rellian Investments Limited for 100,000 shares of our common stock and a warrant to Pacific Crest Securities, Inc. for 100,000 shares of our common stock. We are able to draw down on the common stock equity line on a monthly basis subject to certain conditions. The formula used to calculate the amount available includes a specified percentage of the total trading volume and volume weighted average price of our stock over the sixty calendar days prior to the draw, less a 7% discount. For the month ended December 31, 2001, the maximum amount that would have been available was approximately $400,000.

In November 2001, we sold 1,734,144 shares of our common stock and issued warrants exercisable for 361,279 shares of our common stock to certain investors pursuant to a common stock purchase agreement. We used a portion of the net proceeds to provide working capital and otherwise fund our operations.

In December 2001, we purchased certain assets of Tradenable, Inc. Pursuant to the terms of the agreement, we issued 728,000 shares of our common stock to Tradenable, Inc.

Uses of cash

Net cash used in operating activities of $19.7 million in 2001, $18.0 million in 2000, and $6.6 million in 1999 was primarily used to fund our net losses. Net cash used for operating activities in 2001 related primarily to a net loss of $28.4 million partially offset by non-cash depreciation and amortization expenses of $7.8 million and other changes in working capital.

Net cash used in investing activities was $10.7 million in 2001, $636,000 in 2000 and $4.4 million in 1999. Net cash used in investing activities in 2001 primarily related to net purchases of short-term investments of $8.9 million and capital equipment expenditures of $1.8 million. Capital equipment expenditures primarily related to the purchase of computer hardware and software, office furniture and equipment, and leasehold improvements. We do not expect to substantially increase our capital expenditures in the foreseeable future, nor do we anticipate incurring any significant new lease commitments.

We anticipate using available cash to provide working capital and otherwise fund our operations and to purchase capital equipment and make leasehold improvements.

Sources of cash

Net cash provided by financing activities was $7.6 million in 2001, $42.2 million in 2001 and $23.9 million in 1999. Net cash provided by financing activities in 2001 was provided primarily from sales of $6.8 million of our common stock to private investors and the proceeds of $792,000 due to the issuance of common stock under our employee stock purchase plan.

Future funding requirements

During the first quarter of 2002, we consolidated our corporate facilities and discontinued our secure data center operations. As a result, we reduced our workforce from 194 to 147. Accordingly, we do not expect operating expenses to increase significantly over the next several quarters. If we need additional funding, we may be able to draw upon our equity line facility, which we entered into in June 2001. Under this facility we may be able to issue up to $50.0 million of our common stock. However, our ability to draw on this facility is subject to various conditions, including a maximum percentage of total shares of our common stock that we may issue, a minimum draw amount, a maximum percentage of our total shares that the underwriter may purchase, a maximum share price, and continued registration of the shares. At any given time, we may not be able meet one or more of these conditions. We anticipate that our operating expenses and planned capital expenditures will constitute the most significant use of our cash resources. We may also utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies and product lines. We expect payments for operating leases and repayment of debt to be approximately $3.4 million and $1.5 million, respectively, during 2002.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital needs for at least the next 12 months. After that, we may require additional funds. We may not be able to obtain adequate or favorable financing at that time. Any additional financing may dilute your ownership interest in ValiCert. New equity securities could have rights senior to those of our common stockholders.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.

SFAS No. 142 provides that intangible assets with indefinite useful lives will not be amortized, but will be tested at least annually for impairment. We will adopt SFAS No. 141 and 142 on January 1, 2002. Upon adoption of SFAS 142, we will stop the amortization of goodwill and acquired workforce with a net carrying value of $7.5 million at December 31, 2001 and annual amortization of $2.6 million that resulted from business combinations completed prior to the adoption of SFAS No. 141. We have evaluated goodwill under SFAS No. 142 and have determined that the initial adoption of this standard will not result in an impairment charge.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We will adopt SFAS 144 on January 1, 2002, and have not yet determined the impact this standard will have on our consolidated financial statements.

Certain Relationships and Related Transactions

Loans to Officers

Since January 1, 1998, the officers listed below have executed promissory notes and pledge agreements to finance the exercise of their stock options. Each note bears interest at 6.0% per year and has a term of five years from the date of issuance. As collateral, the note-holder of the shares of stock purchased with each note pledged to us shares of stock of value equal to or greater than the principal amount of the note. Each note represents a debt to us that the holder must repay, with interest, by the earliest of:

•	the maturity date of the note;

•	the termination of the holder’s employment with us;

•	a default in the payment of any installment of principal when due;

•	a sale of the stock pledge as collateral; or

•	any other date reasonably necessary for us to comply with any regulations adopted by the board of governors of the Federal Reserve System affecting the extension of credit for our securities.

The following table summarizes the dates on which these notes were issued and, as of December 31, 2001, the outstanding principal amount of these notes and the aggregate number of shares pledged as collateral:

Note Holder	Dates of Issuance of Notes	Aggregate Amount	Aggregate Number of Shares Pledged as Collateral
Joseph (Yosi) Amram	Aug. 1999	$118,961	132,179
Timothy Conley	March 2000	$165,000	33,333
Rajiv Dholakia	June 1999-Jan. 2000	$177,276	251,152
Alexander Garcia-Tobar	June 1999-Jan. 2000	$203,000	175,000
David Jevans	March 2000	$388,598	253,328
Sathvik Krishnamurthy	May 1999-Jan. 2000	$203,000	175,000
Srinivasan (Chini) Krishnan	Dec. 1997-Aug. 1999	$107,170	1,105,397

Consulting and License Revenues

Xoriant Corporation, an affiliate of Girish Gaitonde, one of the holders of more than 5% of our capital stock, provides software development and consulting services to us. We paid Xoriant $440,000 in 2001, $561,000 in 2000, and $682,000 in 1999 for these services.

Purchase Agreement

In connection with a common stock financing with institutional investors in November 2001, Joseph (Yosi) Amram, our president and chief executive officer, purchased 17,170 shares of our common stock and was issued a warrant to purchase 3,577 shares of our common stock.

Factors That May Impact Future Results

Risks Related to Our Business

Because we have a limited operating history, it is difficult for us to evaluate our prospects.

We introduced our first commercial product in the first quarter of 1999 and have generated only limited revenues. Because we have a limited operating history with our products and services, and because our sources of potential revenue may continue to shift as our business develops, our future operating results and our future stock prices are difficult to predict. Our success also depends in part on:

•	the rate and timing of the growth and use of the Internet for electronic commerce and communications;

•	the acceptance of existing security measures as adequate for electronic commerce and communications over the Internet;

•	the rate and timing of the growth and use of specific technologies such as public key infrastructure and electronic payments and other Internet security technologies;

•	our ability to maintain our current, and enter into additional, strategic relationships; and

•	our ability to effectively manage our growth and to attract and retain skilled professionals.

If any of these risks develop, our business could be seriously harmed.

Our sales cycle causes unpredictable variations in our operating results which could cause our stock price to decline.

The length of our sales cycle is uncertain, which makes it difficult to accurately forecast the quarter in which our sales will occur. This may cause our revenues and operating results to vary from quarter-to-quarter. We spend considerable time and expense providing information to prospective customers about the use and benefits of our products and services without generating corresponding revenue. Our expense levels are relatively fixed and we do not know when particular sales efforts will begin to generate revenues.

Prospective customers of our products and services often require long testing and approval processes before making a purchase decision. The process of entering into a licensing arrangement with a potential customer may involve lengthy negotiations. In the past, our sales cycle has ranged from one to nine or more months. Our sales cycle is also subject to delays because we have little or no control over customer-specific factors, including customers’ budgetary constraints and internal acceptance procedures. Because our technology must often be integrated with the products and services of other vendors, there may be a significant delay between the use of our software and services in a pilot system and its commercial deployment by our customers.

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

Our quarterly results depend on a number of factors, many of which are beyond our control. Our quarterly results may fluctuate in the future as a result of many factors, including the following:

•	the size, timing, cancellation or delay of customer orders;

•	the timing of releases of our new software products;

•	the number of transactions conducted using our products and services;

•	the long sales cycles for, and complexity of, our software products and services;

•	the timing and execution of large individual contracts;

•	the impact of changes in the pricing models for our software products and services or our competitors’ products and services; and

•	the continued development of our direct and indirect distribution channels.

Due to these and other factors, our operating results in some future quarter or quarters may fall below the expectations of securities analysts who might follow our stock.

We have not been profitable, and if we do not achieve profitability, our business may fail.

We have incurred significant net losses. We incurred net losses of $28.4 million in 2001 and $28.3 million in 2000. As of December 31, 2001, we had incurred cumulative losses of $74.6 million. You should not consider recent quarterly revenue growth as indicative of our future performance. We may not sustain similar levels of growth in future periods and our revenues could decline, and we may not become profitable or significantly increase our revenues. Recovery of the current economic environment in the United States and globally provide us with little insight into the foreseeable future. As a result, we estimate that revenues for 2002 will approximately the level achieved in 2001. If economic conditions worsen, wide acceptance of electronic commerce may be adverse affected. As a consequence, the market for our products and services may fail to develop and grow and we may be unable to achieve our financial targets.

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

Our success will depend to a substantial degree on our ability to offer products and services that incorporate leading technology and to respond to technological advances. If we fail to offer products and services that incorporate leading technology and respond to technological advances and emerging standards, we may not generate sufficient revenues to offset our development costs and other expenses, which will hurt our business. The development of new or enhanced products and services is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience development, marketing and other technological difficulties that may delay or limit our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. You should also be aware that:

•	our technology or systems may become obsolete upon the introduction of alternative technologies;

•	we may incur substantial costs if we need to modify our products and services to respond to these alternative technologies;

•	we may not have sufficient resources to develop or acquire new technologies or to introduce new products or services capable of competing with future technologies;

•	we may be unable to acquire the rights to use the intellectual property necessary to implement new technology; and

•	when introducing new or enhanced products or services, we may be unable to manage effectively the transition from older products and services.

We rely on, and expect to continue to rely on, a limited number of customers for a significant percentage of our revenues, and if any of these or other significant customers stops licensing our software products and services, our revenues could decline.

A limited number of customers have accounted for a significant portion of our revenues. In 2001, two customers accounted for 20% and 14% of the total revenues. In 2000, no individual customer accounted for more than 10% of total revenues. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers. We do not have long-term contracts with our customers that obligate them to license our software products or use our services. We cannot be certain that we will retain our customers or that we will be able to obtain new customers. If we were to lose one or more customers, our revenues could decline.

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

Products and services provided to our international customers accounted for 61% of our revenues in 2001 and 52% of our revenues in 2000. We intend to expand our international business in the future. Conducting business outside of the United States subjects us to additional risks, including:

•	changes in regulatory requirements;

•	reduced protection of intellectual property rights;

•	evolving privacy laws;

•	tariffs and other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	problems in collecting accounts receivables; and

•	difficulties in authenticating customer information.

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

We may acquire businesses, technologies, product lines or service offerings which may need to be integrated with our business in the future. Acquisitions involve a number of risks including, among others:

•	the difficulty of assimilating the operations and personnel of the acquired businesses;

•	to the extent the acquisitions are financed with our common stock, dilution to our existing stockholders;

•	our inability to integrate, train, retain and motivate key personnel of the acquired business;

•	the diversion of our management from our day-to-day operations;

•	our inability to incorporate acquired technologies successfully into our software products and services;

•	the additional expense associated with completing an acquisition and amortizing any acquired intangible assets;

•	the potential impairment of relationships with our employees, customers and strategic third-parties; and

•	the inability to maintain uniform standards, controls, procedures and policies.

If we are unable to successfully address any of these risks, our business could be materially harmed.

Our headquarters are located in Northern California where natural or other disasters may occur that could disrupt our operations and our business.

Our corporate headquarters are located in Silicon Valley in Northern California. Historically, this region has been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economy and posed physical risks to our and our manufacturer’s property.

In addition, terrorist acts or acts of war targeted at the United States, and specifically Silicon Valley, could cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and resellers, and customers which could have a material adverse effect on our operations and financial results.

We rely on a continuous power supply to conduct our operations, and a recurrence of California’s energy crisis could disrupt our operations and increase our operating costs.

Our principal operating facilities are located in California. We rely on a continuous power supply to conduct our operations, and California experienced an energy crisis in 2001. The recurrence of an energy crisis could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for California fall below 1.5%, electricity providers have on some occasions implemented, and may in the future continue to implement, rolling blackouts. If such blackouts interrupt our power supply, we may be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could delay the development of our products and our manufacturing processes. Continuing power interruption could delay production to the extent it could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations. To date, we have not experienced any significant or repeated power disruptions that have had a material impact on our business operations. However, in addition to possible power disruptions, the recurrence of an energy crisis may also cause natural gas and electricity prices to rise significantly, relative to the rest of the United States, and our operating expenses may increase.

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

Since we sell through multiple channels and distribution channels, we may have to resolve potential conflicts between these channels.

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

We may be unable to retain qualified personnel, which could harm our business and product development.

We also must continue to train, retain, and motivate highly skilled technical, managerial, sales and marketing and professional services personnel. Due to the workforce reductions that we completed in the second quarter of 2001 and the first quarter of 2002, the moral of our remaining employees may decrease, and we may be unable to retain them. In addition, if our stock price decreases substantially, it may be more difficult to retain employees who consider stock options an important part of their compensation package. If we encounter difficulties retaining software engineering personnel at a critical stage of product development, our relationship with existing and future customers could be harmed. The failure to retain necessary technical, managerial, sales, marketing and professional services personnel could harm our business and our ability to obtain new customers and develop new products.

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

We are aware of pending and issued United States and foreign patent rights owned by third parties that relate to cryptography technology. Third parties may assert that we infringe their intellectual property rights based upon issued patents, trade secrets or know-how that they believe cover our technology. In addition, future patents may issue to third parties which we may infringe. It may be time consuming and costly to defend ourselves against any of these claims and we cannot assure you that we would prevail.

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

Our software products and services are complex and are generally used in systems with other vendors’ products. They can be adequately tested only when they are successfully integrated with these systems. Errors may be found in new products or releases after shipment and our products and services may not operate as expected. Errors or defects in our products and services could result in:

•	loss of revenues and increased service and warranty costs;

•	delay in market acceptance;

•	loss of salaries; and

•	injury to our reputation.

If we are unable to raise additional capital when needed, we may be unable to develop or enhance our products and services.

We may need to seek additional funding in the future. If we cannot raise funds on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. We may also be required to reduce operating costs through lay-offs or reduce our sales and marketing or research and development efforts. If we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock.

Failure to increase our brand awareness could limit our ability to compete effectively.

If the marketplace does not associate us with high-quality, end-to-end secure infrastructure software products and services, it may be difficult for us to keep our existing customers, attract new customers or successfully introduce new products and services. Competitive and other pressures may require us to increase our expenses to promote our brand name, and the benefits associated with brand creation may not outweigh the risks and costs associated with establishing our brand name. Our failure to develop a strong brand name or the incurrence of excessive costs associated with establishing our brand name may harm our business.

We rely on public key cryptography and other security techniques that could be breached, resulting in reduced demand for our products and services.

A requirement for the continued growth of electronic commerce is the secure transmission of confidential information over public networks. We rely on public key cryptography, an encryption method that utilizes two keys, a public and private key, for encoding and decoding data, and on digital certificate technology, to provide the security and authentication necessary for secure transmission of confidential information. Regulatory and export restrictions may prohibit us from using the strongest and most secure cryptographic protection available, and thereby may expose us or our customers to a risk of data interception. A party who is able to circumvent our security measures could misappropriate proprietary information or interrupt our or our customers’ operations. Any compromise or elimination of our security could result in risk of loss or litigation and possible liability and reduce demand for our products and services.

If we are not able to continue to include our public root keys within software applications, our customers may not use our services.

If we are not able to continue to include our public root keys within software applications, including Microsoft Windows 2000, the Microsoft Internet Explorer browser and the Netscape browser, customers might perceive our software products as too cumbersome to use and our business may be harmed. Our public root keys are used by applications to insure that digitally signed objects which are generated by our Enterprise VA and Digital Receipt Solutions are trustworthy and have not been tampered with or corrupted. The term of our root key agreement with Netscape ends in November 2002 and we cannot assure you that this agreement will be renewed. In addition, our root key agreement with Microsoft may not be extended to cover subsequent releases of Microsoft Windows 2000 or the Microsoft Internet Explorer browser.

The covenants and restrictions in our existing and future debt facilities could have a negative effect on our business.

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

We could incur substantial costs resulting from product liability claims relating to our customers’ use of our products and services.

Any disruption to a customer’s website or application caused by our products or services could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Our existing insurance coverage may not continue to be available on reasonable terms or in amounts sufficient to cover one or more large claims. Our insurer may also disclaim coverage as to any claims, which could result in substantial costs to us.

We have been named as a defendant in a stockholder class action lawsuit that is now pending and which arose out of our public offering of securities in 2000. If we do not prevail in this lawsuit, our business may suffer.

A class action lawsuit was filed on December 3, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of ValiCert common stock alleging violations of federal securities laws. Lachance v. ValiCert, Inc. et al., No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offerings Securities Litigation, No. 21 MC 92 (SAS). The case is brought purportedly on behalf of all persons who purchased our common stock from July 27, 2000 through December 6, 2000. The complaint names as defendants the Company; Joseph (Yosi) Amram, President, Chief Executive Officer, and member of the Board of Directors; Timothy Conley, Vice President, Finance and Chief Financial Officer; and an investment banking firm that served as an underwriter for the our initial public offering in July 2000.

The complaint alleges violations of Section 11 and 15 of the Securities Act of 1933 against all defendants, and Section 10(b) of the Securities Exchange Act of 1934 against the underwriter, on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the initial public offering, and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. No specific damages are claimed. We believe that the allegations are without merit and we intend to contest them vigorously. We cannot assure you, however, that we will prevail in this lawsuit. Failure to prevail could have a material adverse effect on our financial position, results of operations and cash flows in the future.

In addition, we may become subject to other types of litigation in the future. Litigation is often expensive and divertsmanagement’s attention and resources, which could materially and adversely affect our business.

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

Our reported results may be adversely affected by changes in accounting principles generally accepted in the United States of America.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). GAAP is subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported results, and may even affect the reporting of transactions completed prior to the announcement of a change.

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

In order for us to be successful, the Internet must be widely adopted as a medium for conducting electronic commerce. Because electronic commerce over the Internet is new and evolving, it is difficult to predict the size of this market and its sustainable growth rate. To date, many businesses and consumers have been deterred from utilizing the Internet for a number of reasons, including but not limited to:

•	potentially inadequate development of network infrastructure;

•	security concerns including the potential for merchant or user impersonation and fraud or theft of stored data and information communicated over the Internet;

•	inconsistent quality of service;

•	lack of availability of cost-effective, high-speed service;

•	limited numbers of local access points for corporate users;

•	inability to integrate business applications on the Internet;

•	the need to operate with multiple and frequently incompatible products; and

•	a lack of tools to simplify access to and use of the Internet.

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

The use of the Internet may not increase or may increase more slowly than we expect because the infrastructure required to support widespread use may not develop. The Internet may continue to experience significant growth both in the number of users and the level of use. However, the Internet infrastructure may not be able to continue to support the demands placed on it by continued growth. Continued growth may also affect the Internet’s performance and reliability. In addition, the growth and reliability of the Internet could be harmed by delays in development or adoption of new standards and protocols to handle increased levels of activity or by increased governmental regulation. Changes in, or insufficient availability of, communications services to support the Internet could result in poor performance and adversely affect its usage. Any of these factors could materially harm our business.

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

Security systems based on public key cryptography assign users a public key and a private key, each of which is required to encrypt and decrypt data. The security afforded by this technology depends on the user’s key remaining confidential. It is therefore critical that the private key be kept secure.

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

Securities we issue to fund our operations could dilute your ownership.

We may decide to raise additional funds through public or private debt or equity financing to fund our operations. If we raise funds by issuing equity securities, the percentage ownership of current stockholders will be reduced and the new equity securities may have right prior to those of our common stock. We may not obtain sufficient financing on terms that are favorable to you or us.

Previous in our charter documents and Delaware law could prevent or delay a change in control, which could reduce the market price of our common stock.

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

We develop products in the United States and market our products in North America, Europe and Asia/Pacific regions. As a result, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because substantially all of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments, including money market funds and commercial paper, and long-term investments mature between one and two years. Our interest expense is also sensitive to changes in the general level of U.S. interest rates because the interest rate charged on a portion of our long-term debt varies with the prime rate. Due to the nature of our investments and borrowings, we believe that we are not subject to any material exposure to interest rate fluctuations. A hypothetical change in interest rates of 100 basis points would have an immaterial effect on our operating results and cash flows.

As of December 31, 2001, we have not entered into any derivative contracts, either for hedging or trading purposes.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated in Item 14(a).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or soon will be filing. This is called “Incorporation by Reference.” We intend to file our definitive Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information concerning our executive officers and directors as of December 31, 2001:

Name	Age	Position
Joseph Amram	45	President, Chief Executive Officer and Director
Srinivasan Krishnan	33	Founder, Chairman of the Board of Directors and Secretary
Timothy Conley	52	Vice President, Finance and Chief Financial Officer
Rajiv Dholakia	39	Vice President, Product Development and Chief Technology Officer
Alexander Garcia-Tobar	33	Vice President, Global Sales and Business Development
David Jevans	33	Vice President, Corporate Development
Sathvik Krishnamurthy	33	Vice President, Marketing
Taher Elgamal	46	Director
John Johnston	49	Director
Scott J. Loftesness	54	Director
Magdalena Yesil	43	Director

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

Srinivasan Krishnan co-founded ValiCert in February 1996 and has served as our chairman of the board of directors since February 1996. He also served as our chief technology officer from February 1996 through April of 2001. From June 1994 to February 1996, Mr. Krishnan was at Enterprise Integration Technologies where he was instrumental in launching and managing Terisa Systems, a security toolkits company and CommerceNet, an industry consortium to develop business over the Internet. Mr. Krishnan has also served in various engineering positions at Cadence Design Systems between May 1991 and June 1994. Mr. Krishnan holds a B.S. degree in computer science from the Indian Institute of Technology and a M.S. degree in computer science from Duke University.

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

Rajiv Dholakia has served as our vice president, product development since June 1998 and he has served as our chief technology officer since April 2001. From November 1996 to June 1998, Mr. Dholakia served as vice president of product engineering for TestDrive, an Internet software distribution company. From February 1996 to November 1996, Mr. Dholakia served as chief technical officer at VillageTree Software, a consulting firm for Internet start-up companies. From May 1993 to February 1996, Mr. Dholakia served as director of engineering for platform products at Taligent, Inc., a cross platform application frameworks company. Mr. Dholakia also held senior engineering and managerial positions at Sun Microsystems and Intellicorp from December 1986 to May 1993. Mr. Dholakia holds a B.E. degree in chemical engineering from M.S. University, Baroda, India and did graduate work in chemical engineering at the University of South Florida, Tampa.

Alexander Garcia-Tobar has served as our vice president, global sales and business development since May 2001. From June 19998 to May 2001, Mr. Garcia-Tobar served as our vice president, international operations. From January 1997 to June 1998, Mr. Garcia-Tobar served as international director for Forrester Research, Inc., an independent research firm. Before joining Forrester Research, Mr. Garcia-Tobar served as executive director and a member of the board of directors of NewsWatch Inc., a joint venture between Toshiba Corporation, Mitsui & Co. and Individual, Inc. from October 1995 to January 1997. From March 1994 to October 1995, Mr. Garcia-Tobar served as international director for Individual. Mr. Garcia-Tobar holds a B.A. degree in international economics from Yale University.

David Jevans has served as our vice president, corporate development since January 2000. In April 1996, Mr. Jevans founded Receipt.com and served as its president and chief executive officer until December 1999 when we acquired Receipt.com. Before Receipt.com, Mr. Jevans was the vice president of networks at Catapult Entertainment, an Internet service company, from April 1994 to April 1996. From December 1989 to April 1994, Mr. Jevans was employed at Apple Computer where he served as an e-commerce technology advisor to the chief executive officer and executive management team, and a project leader in the operating systems group. Mr. Jevans holds a M.S. degree in computer science from the University of Calgary, Canada.

Sathvik Krishnamurthy has served as our vice president, marketing since May 2001. From May 1998 to May 2001, Mr. Krishnamurthy served as our vice president, marketing and business development. From November 1992 to April 1998, Mr. Krishnamurthy served in various capacities for Worldtalk Corporation, an e-mail security company that was recently acquired by Tumbleweed, including vice president of product planning and development and vice president and general manager of Deming Internet Security, a Worldtalk company. Before joining Worldtalk, Mr. Krishnamurthy held engineering positions at various data-communications companies including Retix, TITN and Touch Communications. Mr. Krishnamurthy holds a B.S. degree in computer science and engineering from the University of California, Los Angeles.

Taher Elgamal has served as one of our directors since October 1997. Mr. Elgamal has served as chief executive officer for Securify, an internet security company since June 1998. Mr. Elgamal served as chief scientist for Netscape Communications, an internet software company, from April 1995 to June 1998. Mr. Elgamal holds a M.S. degree and a Ph.D. degree in electric engineering from Stanford University.

John Johnston has served as one of our directors since May 1998. Mr. Johnston has been a venture capitalist at August Capital since August 1995 and from 1988 to the present, has been a venture capitalist at Technology Venture Investors. Mr. Johnston holds a B.A. degree in English from Princeton University and an M.B.A. degree from Harvard Business School.

Scott J. Loftesness has served as one of our directors since March 1998. Since January 2002, Mr. Loftesness has been a Managing Director of Glenbrook Partners, LLC, a management consulting firm. He has acted as a private investor since July 1999. From August 1998 to July 1999, Mr. Loftesness was interim chief executive officer of Digicash Incorporated, an electronic payment company that filed for Chapter 11 bankruptcy in 1998. From June 1994 to June 1998, Mr. Loftesness was group executive at First Data Corporation, an electronic payment processing company. Mr. Loftesness attended the University of California at Berkeley.

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

The information regarding the election of directors required by this Item is incorporated by reference from the section entitled “Proposal No. 1—Election of Directors” in our definitive Proxy Statement.

The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to information set forth in the section entitled “Executive Compensation” in our definitive Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the section entitled “Executive Compensation” in our definitive Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the section entitled “Certain Transactions” in our definitive Proxy Statement.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1.  Index to Consolidated Financial Statements:

Page Number
Independent Auditors’ Report	F-1

Consolidated Balance Sheets as of December 31, 2000 and 2001	F-2

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 1999, 2000 and 2001	F-3

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 1999, 2000 and 2001	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001	F-5

Notes to Consolidated Financial Statements	F-6

2. Financial Statement Schedule:

See Schedule II filed as part of this report	IV-1

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3. Exhibits:

See Index to Exhibits. The Exhibits listed in the accompanying Index are filed as part of this report

(b)  Reports on Form 8-K:

None.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
ValiCert, Inc.:

We have audited the accompanying consolidated balance sheets of ValiCert, Inc. and subsidiaries (“the Company”) as of December 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ValiCert, Inc. and subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule listed in Item 14(a)(2), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Deloitte & Touche LLP

San Jose, California
January 23, 2002

VALICERT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2000	2001
ASSETS

Current assets:
Cash and cash equivalents	$37,523	$14,747
Short-term investments	—	8,970
Accounts receivable, net of allowances of $156 and $322	3,771	3,441
Prepaid expenses and other current assets	1,333	1,214

Total current assets	42,627	28,372

Property and equipment, net	5,417	4,508
Goodwill, net of accumulated amortization of $2,467 and $4,901	9,786	7,352
Intangible assets, net of accumulated amortization of $755 and $1,511	1,511	755
Other assets	465	945

Total assets	$59,806	$41,932

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,140	$839
Accrued compensation and related benefits	2,241	2,276
Other accrued liabilities	3,577	3,508
Deferred revenue	3,113	3,782
Current portion of long-term debt	1,122	1,546

Total current liabilities	11,193	11,951
Long-term debt	2,056	1,547

Total liabilities	13,249	13,498

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value; shares authorized: 100,000,000; shares issued and outstanding: 2000, 22,739,842; 2001, 25,343,921	102,014	108,193

Deferred stock compensation	(7,263)	(3,732)
Notes receivable from stockholders	(2,033)	(1,523)
Accumulated other comprehensive income	—	73
Accumulated deficit	(46,161)	(74,577)

Total stockholders’ equity	46,557	28,434

Total liabilities and stockholders’ equity	$59,806	$41,932

See notes to consolidated financial statements.

VALICERT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Years Ended December 31,
	1999	2000	2001
Revenue:
Software license	$874	$8,368	$15,730
Subscription fees and other services	761	3,460	8,488

Total revenues	1,635	11,828	24,218

Cost of revenues:
Software license	93	1,199	643
Subscription fees and other services	134	5,899	8,269

Total cost of revenues	227	7,098	8,912

Gross profit	1,408	4,730	15,306

Operating expenses:
Research and development	5,608	10,389	11,685
Sales and marketing	4,583	13,788	21,890
General and administrative	1,373	4,004	5,251
Acquired in-process research and development	2,780	—	—
Amortization of goodwill and intangible assets	—	3,222	3,190
Amortization of stock compensation*	162	2,266	2,023

Total operating expenses	14,506	33,669	44,039

Operating loss	(13,098)	(28,939)	(28,733)

Other income (expense):
Interest income	477	1,470	1,102
Interest expense and other	(181)	(858)	(785)

Total other income	296	612	317

Net loss	(12,802)	(28,327)	(28,416)

Other comprehensive income:
Unrealized gain on short-term investments	—	—	73

Comprehensive loss	$(12,802)	$(28,327)	$(28,343)

Basic and diluted net loss per share	$(48.86)	$(2.76)	$(1.27)

Shares used in computation of basic and diluted net loss per share	262	10,282	22,351

* Amortization of stock compensation:
Cost of subscription fees and other services	$4	$228	$236
Research and development	31	641	473
Sales and marketing	78	556	472
General and administrative	49	841	842

Total	$162	$2,266	$2,023

See notes to consolidated financial statements.

VALICERT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock and Additional Paid-in Capital		Deferred Stock Compensation	Notes Receivable from Stockholders	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 1998	—	$—	$—	$—	$—	$(5,032)	$(5,032)
Issuance of common stock and common stock options in connection with acquisition (Note 2)	2,182,139	17,170	(3,733)	(52)			13,385
Exercise of common stock options and issuance of stockholder notes	1,438,918	560		(541)			19
Interest on stockholder notes				(18)			(18)
Deferred stock compensation		2,272	(2,272)
Amortization of deferred stock compensation			162				162
Net loss and comprehensive loss						(12,802)	(12,802)

Balances, December 31, 1999	3,621,057	20,002	(5,843)	(611)	—	(17,834)	(4,286)
Issuance of common stock in connection with initial public offering, net of issuance costs of $4,923	4,600,000	41,077					41,077
Conversion of preferred shares into common with initial public offering	13,410,849	34,391		(55)			34,336
Exercise of common stock options and issuance of stockholder notes	1,183,206	2,943		(1,391)			1,552
Exercise of warrants	1,323	5					5
Issuance of warrants in connection with debt financing		58					58
Repurchase of common stock	(76,593)	(148)					(148)
Collection of notes receivable from stockholders				126			126
Interest on stockholder notes				(102)			(102)
Deferred stock compensation, net of cancellations		3,686	(3,686)				—
Amortization of stock compensation			2,266				2,266
Net loss						(28,327)	(28,327)

Balances, December 31, 2000	22,739,842	102,014	(7,263)	(2,033)	—	(46,161)	46,557
Issuance of common stock and common stock warrants, net of issuance costs of $3	2,462,344	6,797					6,797
Issuance of common stock under the employee stock purchase plan	228,067	792					792
Exercise of common stock options	55,634	43					43
Issuance of common stock for services	24,800	55					55
Issuance of common stock warrants in connection with debt financing and common stock equity line		468					468
Issuance of common stock options for services		14					14
Repurchase of common stock	(166,766)	(482)		434			(48)
Collection of notes receivable from stockholders				115			115
Interest on stockholder notes				(39)			(39)
Cancellation of stock options		(1,508)	1,508				—
Amortization of deferred stock compensation			2,023				2,023
Unrealized gain on short-term investments					73		73
Net loss						(28,416)	(28,416)

Balances, December 31, 2001	25,343,921	$108,193	$(3,732)	$(1,523)	$73	$(74,577)	$28,434

See notes to consolidated financial statements.

VALICERT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	1999	2000	2001
Cash flows from operating activities:
Net loss	$(12,802)	$(28,327)	$(28,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	720	2,098	2,630
Amortization of deferred stock compensation	162	2,266	2,023
Acquired in-process research and development	2,780	—	—
Amortization of goodwill and intangible assets	—	3,222	3,190
Write-off of short-term investments	—	373	—
Issuance of common stock and options for services			69
Interest on stockholder notes	(18)	(102)	(39)
Amortization of warrants issued in connection with debt financing	—	58	92
Loss on disposal of property and equipment	—	—	51
Changes in assets and liabilities (net of acquisitions—Note 2):
Accounts receivable	(952)	(2,392)	330
Prepaid expenses and other current assets	(41)	(1,168)	213
Other assets	(2)	(111)	(198)
Accounts payable	2,470	(622)	(301)
Accrued compensation and related benefits	120	1,724	35
Other accrued liabilities	390	2,709	(69)
Deferred revenue	486	2,299	669
Other liabilities	59	(74)	—

Net cash used in operating activities	(6,628)	(18,047)	(19,721)

Cash flows from investing activities:
Purchase of property and equipment	(2,247)	(3,667)	(1,782)
Proceeds from disposal of property and equipment			10
Cash from acquisitions	834	—	—
Purchase of short-term investments	(3,031)	—	(8,897)
Sale and maturity of short-term investments	—	3,031	—

Net cash used in investing activities	(4,444)	(636)	(10,669)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	41,077	7,589
Exercise of common stock options and warrants	83	1,557	43
Net proceeds from issuance of preferred stock	22,934	—	—
Exercise of preferred stock options and warrants	294	80	—
Repurchase of common and preferred stock	2	(148)	(48)
Collection of notes receivable from stockholders	—	126	115
Proceeds from borrowings	2,689	1,019	1,195
Repayment of borrowings	(2,070)	(1,528)	(1,280)

Net cash provided by financing activities	23,932	42,183	7,614

Net increase (decrease) in cash and equivalents	12,860	23,500	(22,776)
Cash and cash equivalents—beginning of period	1,163	14,023	37,523

Cash and cash equivalents—end of period	$14,023	$37,523	$14,747

Noncash investing and financing activities:
Common stock issued (repurchased) in exchange for stockholder notes	$541	$1,391	$(434)

Issuance of common stock warrants in connection with debt financing and equity line of credit	$—	$58	$468

Assets acquired under capital lease	$1,117	$—	$1,195

Equity issued in connection with acquisitions	$13,385	$—	$—

Conversion of preferred stock into common stock	$—	$34,336	$—

Supplemental disclosure of cash flow information—cash paid during the period for interest	$132	$401	$560

See notes to consolidated financial statements.

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 1999, 2000 and 2001

Note 1.    Business and Significant Accounting Policies

Business.    ValiCert, Inc. (the “Company”), incorporated on February 6, 1996, develops and markets software products and services that provide infrastructure to enable businesses to conduct valid, secure and provable transactions over the Internet.

Principles of Consolidation.    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Significant Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Management must also disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents.    The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.

Short-Term Investments.    The Company classifies its short-term investments as available-for-sale securities. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, investments are reported at their fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.

Derivatives.    On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and No. 138. The adoption of this standard did not have any impact on the Company’s consolidated financial statements.

Fair Value of Financial Instruments.    The Company’s financial instruments include cash and cash equivalents, accounts receivable, notes receivable from stockholders and long-term debt. At December 31, 2000 and 2001, the fair value of these financial instruments approximated their financial statement carrying amounts because of their short maturities or because the stated interest rates approximate market rates.

Property and Equipment.    Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets, ranging from three to five years, using the straight-line method. Leasehold improvements are stated at cost and amortized on a straight-line basis over the shorter of the useful lives of the assets or the remaining lease term. Computer software for internal use is capitalized and accounted for in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the American Institute of Certified Public Accountants. No such software costs have been capitalized to date. Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No. 86, Computer Software To Be Sold, Leased or Otherwise Marketed. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

Intangible Assets.    Intangible assets, consisting of purchased technology and acquired workforce, are related to the acquisition of Receipt.com (Note 2). Amortization is recorded on a straight-line basis over a period of three years.

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets.    The Company evaluates the carrying value of its long-lived assets, including goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment charges have been recorded as of December 31, 2001. Goodwill is amortized on a straight-line basis over five years.

Revenue Recognition.    The Company’s revenue recognition policy is consistent with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended. License revenues are comprised of fees for the Company’s software products. Revenue from license fees is recognized when an agreement has been signed, delivery of the product has occurred, the fee is fixed or determinable, collectability is probable and vendor-specific objective evidence of fair value exists to allocate a portion of the total fee to any undelivered elements of the arrangement. Fees from license arrangements that include a service element for which vendor-specific objective evidence does not exist are recognized ratably over the license term as transaction fees. For electronic delivery, the software is considered to have been delivered when the Company has provided the customer with the access codes that allow for immediate possession of the software. The Company, on occasion, offers extended payment terms beyond our normal business practice. Because the Company does not have sufficient experience collecting under these extended payment term arrangements, fees under such arrangements are not considered fixed or determinable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due. If collectability is not considered probable, revenue is recognized when the fee is collected.

Other service revenues are comprised of revenue from maintenance arrangements, consulting services and training. Maintenance arrangements provide technical support and the right to unspecified upgrades on an if-and-when available basis, but do not provide for specified upgrade rights. Revenue from maintenance arrangements is recognized on a straight-line basis as service revenue over the life of the related agreement, which is typically one year. If maintenance or consulting services are included in an arrangement that includes a license agreement, amounts related to maintenance or consulting are allocated based on vendor-specific objective evidence of fair value. Vendor-specific objective evidence of fair value for maintenance and consulting services is based on the price when such elements are sold separately, or, when not sold separately, the price as established by management having the relevant authority. Where discounts are offered on multiple element arrangements, a proportionate amount of that discount is applied to each element included in the arrangement based on each element’s fair value. Consulting, service and training revenue is recognized as services are provided to the customer. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenue.

The Company’s consulting business derives a portion of its revenue from fixed-price, fixed-time contracts, which require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized on the percentage-of-completion basis, using the substantive milestone method to measure the percentage complete with revisions to estimates reflected in the period in which changes become known.

Income Taxes.    Income taxes are computed using an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carryforwards, and other tax credits measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Compensation.    The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and to non-employees using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

Net Loss per Common Share.    Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. This calculation excludes shares subject to repurchase and under escrow. Diluted net loss per share was the same as basic net loss per share for all periods presented as the effects of all potentially dilutive securities were excluded because they were anti-dilutive due to the Company’s net losses.

Concentration of Credit Risk.    Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade receivables. The Company limits its exposure to concentration of credit risk with respect to cash and equivalents and short-term investments by placing then in high quality securities with major banks and financial institutions. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses. As of December 31, 2000, one customer accounted for 12% of the accounts receivable balance. As of December 31, 2001, two customers accounted for 38% of the accounts receivable balance.

Certain Significant Risks and Uncertainties.    The Company operates in the software industry, and accordingly, can be affected by a variety of factors. Management believes that changes in any of the following areas could have a significant negative effect on the Company in terms of its future financial position, results of operations and cash flows; ability to attain profitability; regulatory changes; fundamental changes in the technology underlying software products; market acceptance of the Company’s products under development; development of sales channels; litigation or other claims against the Company; the hiring, training and retention of key employees; successful and timely completion of product development efforts; and defects in products.

New Accounting Pronouncements.    In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with indefinite useful lives will not be amortized, but will be tested at least annually for impairment. The Company will adopt SFAS No. 141 and 142 on January 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill and acquired workforce with a net carrying value of $7.5 million at December 31, 2001 and annual amortization of $2.6 million that resulted from business combinations completed prior to the adoption of SFAS No. 141. The Company has evaluated goodwill under SFAS No. 142 and has determined that the initial adoption of this standard will not result in an impairment charge.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company will adopt SFAS No. 144 on January 1, 2002 and has not yet determined the impact this standard will have on its consolidated financial statements.

Reclassification.    Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on net loss or stockholders’ equity.

Note 2.    Acquisitions

Receipt.Com

On December 30, 1999, the Company acquired Receipt.com (“Receipt”), which was a provider of secure data transfer software. The Company exchanged 2,096,137 shares of Series C preferred stock with a fair value of $4.2 million and 2,182,139 shares of common stock with a fair value of $12.3 million for all the outstanding shares of Receipt. In addition, the Company converted outstanding warrants and options to purchase Receipt common stock into options and warrants to purchase 2,155,603 shares of common stock of the Company with an aggregate fair value of $1.0 million. The fair value of the options and warrants converted were determined using the Black-Scholes option pricing model with the following assumptions: expected live of 3.5 years, risk-free interest rate of 6.07%, volatility of 60% and no dividends during the expected term. For unvested options that were converted, the fair value of $3.8 million, representing the portion of the intrinsic value, was allocated to deferred compensation to be amortized over the future service period. The aggregate fair value of the transaction, which was accounted for as a purchase, was $17.6 million assuming an underlying fair value of $5.64 for the Company’s common stock. Acquisition costs were $124,000. Assets acquired and liabilities assumed in the acquisition were as follows (in thousands):

Tangible assets	$1,855
In-process research and development	2,780
Purchased technology	1,833
Acquired workforce	433
Goodwill	12,491
Liabilities assumed	(1,743)

$17,649

The allocation of the purchase price to the respective intangibles was based on management’s estimates of the after-tax cash flows. This allocation gave explicit consideration to the Securities and Exchange Commission’s view on purchased in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Management’s estimates gave consideration to the following: (i) the employment of a fair market value premise excluding any Company-specific considerations that could result in estimates of investment value for the subject assets; (ii) comprehensive due diligence concerning all potential intangible assets; (iii) the determination that none of the technology development had been completed at the time of acquisition; and (iv) the allocation to in-process research and development based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with these completed efforts for one generation of the products currently in process.

The Company allocated $2.8 million to acquired in-process research and development that had not reached technological feasibility as of the date of the transaction. The acquired in-process research and development was

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 3.    Short-Term Investments

At December 31, 2001, short-term investments consisted of available-for-sale commercial paper with an original cost of $8.9 million and a fair value of $9.0 million, all maturing within one year. The Company has recorded the $73,000 unrealized gain on these investments as a component of other comprehensive income.

At December 31, 2000, the Company did not have any short-term debt investments. During 2000, the Company incurred a charge to write down the value of an option to acquire equity securities to zero.

Note 4.    Property and Equipment

Property and equipment are comprised of the following (in thousands):

	December 31,
	2000	2001
Equipment	$5,402	$6,060
Furniture and fixtures	1,001	1,440
Leasehold improvements	1,421	1,783
Software	734	1,033

	8,558	10,316
Accumulated depreciation and amortization	(3,141)	(5,808)

	$5,417	$4,508

Note 5.    Accrued Liabilities

Accrued liabilities are comprised of the following (in thousands):

	December 31,
	2000	2001
Royalties	$682	$—
Deferred rent	973	432
Other	1,922	3,076

	$3,577	$3,508

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Long-Term Debt

Long-term debt is comprised of the following (in thousands):

	December 31,
	2000	2001
Equipment finance obligations	$2,138	$2,493
Capital lease obligations (weighted average interest rate of 14.4%)	968	600
Term loan	72	—

	3,178	3,093
Less current portion	1,122	1,546

	$2,056	$1,547

Loan and Security Agreement

In January 1999, the Company entered into a subordinated loan and security agreement with a finance company that provides for borrowings which are secured by a first priority perfected security interest in the assets of the Company. Borrowings under the loan mature thirty-six months from the date of each borrowing. The loan bears interest at 11%. Prepayments during the first twelve months of a note will be subject to a penalty equal to 1.5% of the principal balance being paid. The Company had equipment finance obligations of $438,000 and $241,000 and capital lease obligations of $920,000 and $594,000 outstanding under this subordinated loan and security agreement at December 31, 2000 and 2001, respectively.

In connection with this agreement, the Company granted the finance company a warrant to buy 23,659 shares of common stock at an exercise price of $5.43 per share. The warrant expires five years from the date of grant or upon the effectiveness of an initial public offering, and had a fair value of $95,000, which is being amortized to interest expense over the life of the agreement. The fair value of the warrant was determined using the Black-Scholes model with the following assumptions: expected life, 3.5 years; risk-free interest rate of 4.74%; volatility of 60% and no dividends during the expected term. This warrant was exercised in July of 2000.

Equipment Financing Lines

In December 1999, the Company entered into a 42 month equipment financing line with a finance company that provides for borrowings of up to $2.0 million, secured by the assets acquired under the line with interest rate of 11%. The Company had equipment finance obligations of $1.7 million and $1.2 million outstanding under this line at December 31, 2000 and 2001, respectively. In January 2000, the Company granted the finance company a warrant to buy 9,950 shares of common stock at an exercise price of $6.03 per share in connection with this equipment lease line. The warrant expires seven years from the issuance date and had a fair value of $29,000 that is being amortized over the financing term. The Company determined the fair value of the warrant by using the Black-Scholes model with the following assumptions: expected life of 3.5 years; risk-free interest rate of 6.6%; volatility of 60%; and no dividends during the expected term.

In May 2001, the Company entered into a three-year equipment financing line with a finance company that provides for borrowings of up to $3.0 million, secured by the assets acquired under the line, with an interest rate of 14.28%. The Company had equipment finance obligations of $1.0 million outstanding under this line at December 31, 2001. In connection with the line, the Company granted the finance company a warrant to buy 87,719 shares of common stock at an exercise price of $2.56 per share. The warrants expire ten years from the issuance date and had a fair market value of $186,000, which is being amortized over the financing term. The fair

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of the warrants was determined by using the Black-Scholes model with the following assumptions: expected life of 10 years; risk-free interest of 6.06%; volatility of 100%; and no dividends during the expected term.

Term Loan

In connection with the acquisition of Receipt (Note 2), the Company assumed $142,000 due under a term loan bearing interest at the Federal Funds rate. The loan was repaid in 2001.

Annual maturities under the long-term obligations are as follows (in thousands):

Fiscal Year Ending December 31,	Capital Leases	Other	Total
2002	$481	$1,128	$1,609
2003	188	1,015	1,203
2004	—	350	350

Total	669	$2,493	$3,162

Amount representing interest	69

Present value	600
Current portion	418

Long-term portion	$182

Equipment and leasehold improvements with a net book value of $582,000 and $370,000 at December 31, 2000 and 2001 (net of accumulated amortization of $534,000 and $748,000, respectively) had been leased under capital leases.

Note 7.    Commitments and Contingencies

The Company leases its facilities under a noncancelable operating lease for which rent expense is recognized ratably over the lease term. The Company subleases certain office space under agreements expiring in August 2002 and December 2002. Rent expense was $1.0 million, $3.2 million and $3.6 million in 1999, 2000, and 2001, respectively. Sublease income was $251,000, $1.4 million and $696,000 in 1999, 2000, and 2001, respectively.

Future minimum payments under the Company’s operating leases are as follows (in thousands):

	Operating Leases	Sublease Income
2002	$3,412	$378
2003	2,753	240
2004	2,710	—
2005	2,797	—
2006	2,884	—
Thereafter	1,105

Total	$15,661	$618

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A class action lawsuit was filed on December 3, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of ValiCert common stock alleging violations of federal securities laws. Lachance v. ValiCert, Inc. et al., No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offerings Securities Litigation, No. 21 MC 92 (SAS). The case is brought purportedly on behalf of all persons who purchased the Company’s common stock from July 27, 2000 through December 6, 2000. The complaint names as defendants the Company; its Chief Executive Officer and Chief Financial Officer, members of the Board of Directors, and an investment banking firm that served as an underwriter for the Company’s initial public offering in July 2000.

The complaint alleges that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company’s stock sold in the initial public offering, and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company’s stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. No specific damages are claimed. The Company believes that the allegations are without merit and intends to contest them vigorously. Because management believes that it is not possible at the current time to estimate the amount of the probable loss, if any, that might result from this matter, no provision for this matter has been made in the Company’s consolidated financial statements.

In addition, the Company is occasionally involved in other legal proceedings arising in the normal course of its business. While it is not feasible to predict or determine the outcome of these matters, the Company believes that the ultimate resolution of these claims will not have a material adverse effect on its consolidated financial position or results of operations.

Note 8.    Stockholders’ Equity

Common Stock

In July 2000, the Company sold 4,000,000 shares of common stock in an underwritten public offering and in August 2000 sold an additional 600,000 shares through the exercise of the underwriters’ over-allotment option at a price of $10.00 per share for net proceeds of $41.1 million.

In November 2001, the Company sold 1,734,144 shares of common stock through a private placement for net cash proceeds of $5.0 million. In connection with this sale the Company also issued to the investors warrants to purchase 361,279 shares of common stock at an exercise price of $3.49 per share, expiring in November 2006.

In December 2001, the Company issued 728,200 shares of common stock to another company for cash proceeds of $1,750,000.

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Line

In June 2001, the Company entered into a common stock purchase agreement (“equity line”) with an investor for up to $50.0 million in equity financing over a 36-month period. Related to the equity line, the Company granted the investor and a third party warrants to purchase 200,000 shares of common stock at an exercise price of $2.92 per share. The warrants expire three years from the issuance date and had a fair market value of $282,000, which was determined by using the Black-Scholes model with the following assumptions: expected life of three years; risk-free interest rate of 6.06%; volatility of 100%; and no dividends during the expected term The total costs to the Company of executing this equity line, including the value ascribed to the warrants, were $452,000. These costs are included in other assets and will be offset against the proceeds of any future draws under this agreement. The Company is able to draw down on the equity line of credit on a monthly basis subject to certain conditions. The formula used to calculate the amount available includes a specified percentage of the total trading volume and volume weighted average price of our stock over the sixty calendar days prior to the draw, and is subject to a broker’s discount. For the month ended December 31, 2001, the maximum amount available was approximately $400,000.

Restricted Stock

The Company has the right to repurchase the unvested portion of restricted common stock exercised by employees under the 1998 stock plan at the original purchase price. The Company’s right to repurchase these shares expires over 48 months from the grant date. Additionally, certain officers and employees exercised unvested stock options with full recourse notes. The notes bear interest at 6% and mature five years from the loan date. The related shares of common stock are subject to repurchase by the Company at the original purchase price per share upon the purchaser’s cessation of service prior to the vesting of such shares. The restricted stock continues to vest in accordance with the terms of the original stock option. At December 31, 2001, 384,232 outstanding shares of such stock were subject to repurchase.

Warrants

In addition to the warrants described in Note 6 and 8, during 1998, 1999 and 2000, the Company issued warrants to employees to purchase 191,666, 316,666 and 50,000 shares of common stock at exercise prices from $18.00 to $18.90 per share. Such warrants generally vest over a 42-month or 48-month period and expire in 2009.

At December 31, 2001, the Company has the following warrants outstanding and exercisable, including warrants to employees, lenders and investors:

Exercise Price per Share	Number of Shares	Expiration Date	Exercisable
$1.89	26,455	April 2008	26,455
$2.06	55,105	April 2008	55,105
$2.57	87,719	May 2011	87,719
$2.92	200,000	June 2004	200,000
$2.95	361,279	November 2006	361,279
$6.03	9,950	June 2003	9,950
$18.00	2,222	April 2005	2,222
$18.00	86,666	June 2008	80,476
$18.90	415,000	June 2008 to April 2010	266,290

	1,244,396		1,089,496

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Stock Compensation

In connection with grants of stock options to employees and the issuance of options upon the acquisition of Receipt.com (Note 2), the Company recorded deferred compensation of $6.0 million and $4.2 million in 1999 and 2000, respectively, as the difference between the deemed fair value of the Company’s common stock for financial reporting purposes and the stock price as determined by the Board of Directors on the date of grant. This amount has been presented as a reduction of stockholders’ equity and is being amortized to expense over the vesting period of the related stock options (generally four years). Amortization of deferred stock compensation for the years ended December 31, 1999, 2000 and 2001 was $162,000, $2.3 million and $2.0 million, respectively. In 2000 and 2001, terminated employees forfeited 206,215 and 881,850 options and the amount recorded as deferred stock compensation was reduced by $475,000 and $1.5 million respectively.

Employee Stock Purchase Plan

The Company has reserved and the stockholders have approved 566,523 shares of common stock for issuance to eligible employees under the 2000 Stock Purchase Plan (the “Purchase Plan”), which will be automatically increased on January 1 of each year by 2% of the common stock then outstanding. Under the Purchase Plan, eligible employees, subject to certain restrictions, may purchase shares of common stock at a price equal to the lesser of 85% of the fair market value at either the employee’s entry date into the Plan or the date of purchase. As of December 31, 2001, 228,067 shares have been issued under the Purchase Plan.

Stock Incentive Plans

The Company has adopted several stock plans (“Plans”) that provide for the grant of options and restricted stock to employees, consultants and directors. Incentive stock options are granted at fair value as determined by the Board of Directors at the date of grant. Nonstatutory options may be offered at not less than 85% of the fair market value on the date of the grant. Options generally vest between three and four years, are immediately exercisable and have a maximum term of ten years. Under these Plans, the Company was authorized to grant shares of the common stock and Series A-Junior preferred stock. Upon the completion of the Company’s initial public offering on July 28, 2000, all options outstanding to purchase Series A Junior preferred stock were converted on a three-for-one basis into options to acquire common stock. The Company has reserved 5,592,335 shares of common stock for issuance under the Plans. The number of shares reserved will automatically increase on the first day of each fiscal year by an amount equal to the lesser of 5% of the common stock outstanding on the last day of the preceding year, 2,448,333 shares, or a lesser number of shares determined by the Board of Directors. The following table presents a summary of the stock option activity for the years ended December 31, 1999, 2000 and 2001 as if the plans had been combined since their inception.

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Options Available for Grant	Number of Options	Weighted Average Exercise Price
Balances, January 1, 1999	645,448	2,707,497	$0.17
Authorized for grant	2,642,357	—	—
Granted (weighted average fair value of $1.24)	(1,103,907)	1,103,907	1.26
Assumed upon Receipt.com acquisition—Note 2 (weighted average fair value of $4.23)	(1,079,023)	1,079,023	1.85
Exercised	—	(2,350,816)	0.27
Canceled	71,371	(71,451)	0.33

Balances, December 31, 1999	1,176,246	2,468,160	$1.28
Authorized for grant	1,333,333	—	—
Granted (weighted average fair value of $3.37)	(2,431,497)	2,431,497	8.31
Exercised	—	(1,525,219)	1.95
Canceled	216,001	(216,001)	4.16
Shares repurchased and returned to the plan	42,308	—	—

Balances, December 31, 2000	336,391	3,158,437	$6.17
Authorized for grant	2,153,141
Granted (weighted average fair value of $0.58)	(2,165,212)	2,165,212	2.72
Exercised		(55,634)	0.78
Canceled	802,260	(802,260)	6.66
Shares repurchased and returned to the plan	166,766	(166,766)	2.89

Balances, December 31, 2001	1,293,346	4,298,989	$4.54

Additional information regarding options outstanding as of December 31, 2001 is as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Vested	Weighted Average Exercise Price
$0.00-$1.97	366,723	6.6	$1.21	142,886	$1.06
$1.98-$3.95	2,317,618	8.1	2.50	476,085	2.44
$3.96-$5.92	492,947	7.0	4.94	103,383	4.91
$5.93-$7.90	192,869	7.2	6.67	59,683	6.68
$7.91-$9.87	819,332	7.0	9.34	260,074	9.37
$9.88-$19.75	109,500	7.9	17.16	25,618	17.22

	4,298,989	7.6	$4.54	1,067,729	$4.77

At December 31, 2001, all of the 4,298,989 options outstanding are exercisable.

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net loss had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, generally five years; risk free interest rate, 4.6% to 6% in 1999, 6.5% in 2000 and 4.5% in 2001; no dividends during the expected term, no volatility for grants prior to the Company’s initial public offering in July 2000 and volatility of 100% thereafter. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $12.9 million ($48.86 per basic and diluted share) in 1999, $27.7 million ($2.70 per basic and diluted share) in 2000, and $28.9 million ($1.29 per basic and diluted share) in 2001.

At December 31, 2001, the Company has reserved shares of common stock for issuance as follows:

Issuance available under stock plans	5,592,335
Issuance available under employee stock purchase plan	566,523
Exercise of warrants	1,244,396

Total	7,403,254

Note 9.    Net Loss Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands):

	Year Ended December 31,
	1999	2000	2001
Net loss (numerator), basic and diluted	$(12,802)	$(28,327)	$(28,416)
Shares (denominator):
Weighted average common shares outstanding	717	12,119	23,051
Weighted average common shares subject to repurchase	(454)	(1,425)	(700)
Weighted average common shares held in escrow	(1)	(412)	—

Shares used in computation, basic and diluted	262	10,282	22,351

Net loss per share, basic and diluted	$(48.86)	$(2.76)	$(1.27)

For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):

	Year Ended December 31,
	1999	2000	2001
Convertible preferred stock, Series A-Senior, Series B and Series C	12,941	—	—
Shares of common stock subject to repurchase	981	1,116	384
Outstanding options	2,468	3,158	4,299
Warrants	761	653	1,244

Total	17,151	4,927	5,927

Weighted average exercise price of options	$1.28	$6.17	$4.54

Weighted average exercise price of warrants	$10.66	$16.44	$9.28

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Income Taxes

The Company’s deferred income tax assets are comprised of the following (in thousands):

	December 31,
	2000	2001
Deferred tax assets:
Net operating loss carryforward	$15,553	$21,702
Accruals deductible in different periods	1,298	1,268
Deferred revenue	718	1,155
Credits	584	2,089
Depreciation and amortization	(346)	634
Other	—	65
	17,807	26,913
Less valuation allowance	(17,505)	(26,605)

Deferred tax assets	302	308
Deferred tax liabilities—purchased intangibles	(302)	(308)

Net deferred tax	$—	$—

A reconciliation of the statutory federal income tax rate and the effective income tax rate on pre-tax income is as follows:

	1999	2000	2001
Statutory federal rate	(35.00)%	(35.00)%	(35.00)%
Nondeductible charge for acquired in-process technology	7.58%	—	—
Research and development tax credit	(2.98)%	(2.06)	(1.41)
Goodwill amortization	—	3.98	2.99
Other	0.85	0.12	1.40
Change in valuation allowance	29.55	32.96	32.02

Effective tax rate	—%	—%	—%

At December 31, 2000 and 2001, the Company has fully reserved its net deferred tax assets of $17.5 million and $26.6 million, respectively, to reduce them to amounts that are more likely than not to be realized.

At December 31, 2001, the Company has net operating loss carryforwards of $57.1 million and $30.0 million for federal and state income tax purposes, respectively. The federal carryforwards expire from 2011 to 2021 while the state carryforwards expire from 2004 to 2011.

At December 31, 2001, the Company also has research and development credit carryforwards of $1.0 million and $920,000 available to offset future federal and state income taxes, respectively. The federal credit carryforwards begin to expire in 2011, while the state credit carryforward has no expiration. In addition, at December 31, 2001 the Company has state manufacturing investment tax credit carryforwards of $119,000, which begin to expire in 2008.

The extent to which the loss and credit carryforwards can be used to offset future taxable income and tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period.

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Related Party Transactions

An affiliate of one of the stockholders provides software development and consulting services to the Company. Such services totaled $682,000, $561,000 and $440,000 for the years ended December 31, 1999, 2000 and 2001, respectively. Software license revenues for fiscal 2000 and 2001 include an aggregate of $722,000 and $87,500 from four investors in the Company of which $46,000 and $0 was included in the accounts receivable balance at December 31, 2000 and 2001, respectively.

Note 12.    Segment Information, Operations by Geographic Area and Significant Customers

The Company operates in one operating and reportable segment: the development and marketing of internet cryptographic software products. The Company’s chief operating decision-maker is the Chief Executive Officer.

The Company markets its products in the United States and in foreign countries through its sales personnel and independent sales representatives. The Company’s geographic sales are as follows (in thousands):

	Years Ended December 31,
	1999	2000	2001
United States	$859	$5,710	$9,500
Japan	164	1,960	8,283
United Kingdom	272	745	1,102
Rest of the world	340	3,413	5,333

	$1,635	$11,828	$24,218

The Company’s assets located outside of the United States are insignificant.

Significant Customers

During 1999, two customers accounted for 22% and 14% of total revenues; during 2000, no customer accounted for more than 10% of total revenues; during 2001, two customers accounted for 20% and 14% of total revenues.

Note 13.    Employee Benefit Plan

The Company has a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation (presently from 2% to 20% up to the maximum allowed under IRS rules). Company contributions are discretionary; no Company contributions have been made since the inception of this plan.

Note 14.    Restructuring Charges

During the second and third quarters of 2001, the Company completed two separate reductions in workforce, which resulted in the termination of 44 employees, or approximately 20% of the Company’s workforce. The affected employees included full-time regular employees across all departments. Employee separation expenses were primarily comprised of severance pay. All of the affected employees had been terminated as of December 31, 2001, and the Company had paid $193,000 in separation benefits. There are no remaining cash payments related to these actions.

Note 15.    Subsequent Events

In January 2002 the Company completed an additional reduction in force, resulting in the termination of 47 employees. In addition, the Company announced its plans to consolidate its corporate facilities and to close its customer data center. These actions will result in additional restructuring charges during the first quarter of 2002.

VALICERT INC. AND SUBSIDIARIES

CONSOLIDATED INTERIM FINANCIAL INFORMATION

Unaudited Selected Quarterly Financial Data (in thousands, except per share data)

	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000
Total revenues	$1,876	$2,518	$3,287	$4,147
Gross profit	682	954	1,297	1,797
Operating loss	(5,586)	(7,068)	(7,747)	(8,538)
Net loss	(5,458)	(7,080)	(7,406)	(8,383)
Basic and diluted net loss per share	$(2.31)	$(2.69)	$(0.49)	$(0.40)
Shares used in computation of basic and diluted net loss per share	2,364	2,633	15,189	20,940

	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
Total revenues	$5,069	$6,008	$6,880	$6,261
Gross profit	2,516	3,631	4,749	4,410
Operating loss	(9,337)	(8,262)	(6,212)	(4,922)
Net loss	(9,195)	(8,084)	(6,101)	(5,036)
Basic and diluted net loss per share	$(0.42)	$(0.37)	$(0.27)	$(0.22)
Shares used in computation of basic and diluted net loss per share	21,770	21,993	22,264	23,383

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

Description	Balance at Beginning of Period	Additions	Deductions		Balance at End of Period
Allowance for doubtful accounts:			(a	)
Year Ended December 31, 1999	$—	75	—		$75
Year Ended December 31, 2000	$75	160	79		$156
Year Ended December 31, 2001	$156	228	59		$322

(a)	Deductions relate to write-offs of specific accounts receivable, net of recoveries.

IV-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, County of Santa Clara, State of California, on the 1st day of April 2002.

VALICERT, INC.

By:	/s/ JOSEPH AMRAM

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

/S/ JOSEPH AMRAM Joseph Amram		President and Chief Executive Officer (Principal Executive Officer)	April 1, 2002

/S/ TIMOTHY CONLEY Timothy Conley		Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2002

/S/ RAJIV DHOLAKIA Rajiv Dholakia		Chief Technology Officer	April 1, 2002

/S/ SRINIVASAN KRISHNAN Srinivasan Krishnan		Chairman of the Board of Directors	April 1, 2002

/S/ TAHER ELGAMAL Taher Elgamal		Director	April 1, 2002

/S/ JOHN JOHNSTON John Johnston		Director	April 1, 2002

/s/ SCOTT J. LOFTESNESS Scott J. Loftesness		Director	April 1, 2002

/S/ MAGDALENA YESIL Magdalena Yesil		Director	April 1, 2002

*By:	/S/ TIMOTHY CONLEY Timothy Conley Attorney-in-Fact	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2002

IV-2

VALICERT, INC.

EXHIBITS
TO
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED
DECEMBER 31, 2001

Exhibit Number	Description of Document
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company is incorporated by reference to the Company’s Registration Statement on Form S-8, as filed on January 22, 2001.

3.2	Amended and Restated Bylaws of the Company is incorporated by reference to the Company’s Registration Statement on Form S-8, as filed on January 22, 2001.

4.1
Amended and Restated Rights Agreement dated July 21, 1999 among the Company and certain stockholders is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on July 27, 2000.

4.2	Registration Rights Agreement dated June 15, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on July 25, 2001.

4.3	Escrow Agreement dated June 15, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on July 25, 2001.

4.4	Common Stock Purchase Agreement incorporated by reference to the Company’s Registration Statement on Form S-3, as filed on December 6, 2001.

4.5	Form of Common Stock Warrant is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed on December 6, 2001.

4.6	Registration Rights Agreement is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed December 6, 2001.

4.7	Asset Purchase and Sale Agreement is incorporated by reference to the Company’s Amended Registration Statement on Form S-3, as filed on January 18, 2002.

4.8	Registration Rights Agreement is incorporated by reference to the Company’s Amended Registration Statement on Form S-3, as filed on January 18, 2002.

10.1	Form of Indemnity Agreement is incorporated by reference to Company’s Registration Statement on Form S-1, as filed July 27, 2000.

10.2	1996 Equity Incentive Plan is incorporated by reference to Company’s Registration Statement on Form S-1, as filed July 27, 2000.

10.3	1998 Stock Plan is incorporated by reference to Company’s Registration Statement on Form S-1, as filed July 27, 2000.

10.4	Receipt.com Stock Plan is incorporated by reference to Company’s Registration Statement on Form S-1, as filed July 27, 2000.

10.5	2000 Employee Stock Purchase Plan is incorporated by reference to Company’s Registration Statement on Form S-1, as filed July 27, 2000.

10.6	Lease Agreement is incorporated by reference to Company’s Registration Statement on Form S-1, as filed July 27, 2000.

10.7	2001 Non-Statutory Stock Plan is incorporated by reference to Company’s Registration Statement on Form S-8, as filed May 31, 2001.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Accountants.

24.1	Power of Attorney (see signature page).

IV-3