Form 10-Q
period 2002-03-31
VALICERT INC
filed 2002-05-15
CIK 1114040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended March 31, 2002 or

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2002
Common Stock, $0.001 par value	25,504,508 shares

VALICERT, INC.

PART I

ITEM 1.    FINANCIAL STATEMENTS

VALICERT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$16,949	$23,717
Accounts receivable, net	3,604	3,441
Prepaid expenses and other current assets	1,087	1,214

Total current assets	21,640	28,372
Property and equipment, net	2,599	4,508
Goodwill, net	7,352	7,352
Intangible assets, net	602	755
Other assets	818	945

Total assets	$33,011	$41,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,231	$6,623
Deferred revenue	3,731	3,782
Current portion of long-term debt	1,608	1,546

Total current liabilities	13,570	11,951
Long-term debt	1,142	1,547

Total liabilities	14,712	13,498

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock and additional paid-in capital	108,032	108,193
Deferred stock compensation	(2,970)	(3,732)
Notes receivable from stockholders	(1,512)	(1,523)
Accumulated other comprehensive income	21	73
Accumulated deficit	(85,272)	(74,577)

Total stockholders’ equity	18,299	28,434

Total liabilities and stockholders’ equity	$33,011	$41,932

See accompanying notes to these condensed consolidated financial statements.

VALICERT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenue:
Software license	$1,140	$3,375
Subscription fees and other services	2,193	1,694

Total revenues	3,333	5,069

Cost of revenues:
Software license	253	265
Subscription fees and other services	1,275	2,288

Total cost of revenues	1,528	2,553

Gross profit	1,805	2,516

Operating expenses:
Research and development	2,338	3,563
Sales and marketing	3,415	5,637
General and administrative	1,256	1,296
Amortization of goodwill and intangible assets	153	786
Amortization of stock compensation*	429	571
Restructuring and impairment charges	4,736	—

Total operating expenses	12,327	11,853

Operating loss	(10,522)	(9,337)
Interest and other income (expense), net	(174)	142

Net loss	(10,696)	(9,195)

Other comprehensive income:
Unrealized loss on short-term investments	(53)	—

Comprehensive loss	$(10,749)	$(9,195)

Basic and diluted net loss per share	$(0.43)	$(0.42)

Shares used in computation of basic and diluted net loss per share	25,098	21,770

* Amortization of stock compensation:
Cost of subscription fees and other services	$38	$59
Research and development	91	141
Sales and marketing	92	160
General and administrative	208	211

Total	$429	$571

See accompanying notes to these condensed consolidated financial statements.

VALICERT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(10,696)	$(9,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	375	621
Amortization of deferred stock compensation	429	571
Amortization of goodwill and intangible assets	153	786
Issuance of common stock options for services	—	14
Interest on stockholder notes	(16)	(27)
Amortization of warrants issued in connection with debt financing	25	—
Non-cash restructuring and impairment charges	1,258	—
Impairment of software	147	—
Changes in assets and liabilities:
Accounts receivable	(163)	(1,143)
Prepaid expenses and other current assets	102	(43)
Other assets	(74)	(64)
Accounts payable and accrued liabilities	2,197	37
Deferred revenue	(51)	688
Other liabilities	17	—

Net cash used in operating activities	(6,297)	(7,755)

Cash flows from investing activities:
Purchase of property and equipment	(105)	(970)

Net cash used in investing activities	(105)	(970)

Cash flows from financing activities:
Net proceeds from issuance and repurchase of common stock, net	19	427
Collection of notes receivable from stockholders	27	16
Repayment of borrowings	(360)	(336)

Net cash provided by (used in) financing activities	(314)	107

Net decrease in cash and equivalents	(6,716)	(8,618)
Cash and cash equivalents—beginning of period	14,747	37,523

Cash and cash equivalents—end of period	$8,031	$28,905

Supplemental disclosure of cash flow information—cash paid during the period for interest	$105	$125

See accompanying notes to these condensed consolidated financial statements.

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of ValiCert, Inc. and its subsidiaries (“the Company”) reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented in conformity with accounting principals generally accepted in the United States of America (“GAAP”) for the interim financial information. Such adjustments are of a normal recurring nature. Intercompany balances and transactions have been eliminated in consolidation.

The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

Note 2.    Equity Line of Credit

In June of 2001, the Company entered into a common stock purchase agreement (“equity line”) with an investor for up to $50.0 million in equity financing over a 36-month period. Use of the equity line is subject to a number of terms and conditions. Related to the equity line, the Company granted the investor and a third party warrants to buy 200,000 shares of common stock at an exercise price of $2.92 per share. The warrants expire three years from the issuance date and had a fair market value of $282,000, which will be offset against the proceeds of any future drawdowns under this agreement. The fair value of the warrants was determined by using the Black-Scholes model with the following assumptions: expected life of 10 years; risk-free interest of 6.06%; volatility of 100%; and no dividends during the expected term.

Note 3.    Segment Information

The Company operates in one operating and reportable segment: the development and marketing of internet cryptographic software products. The Company’s chief operating decision maker is its Chief Executive Officer.

Note 4.    Common Stock and Net Loss Per Share

Basic net income per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted net income per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares such as options, warrants, convertible debt and preferred stock (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive.

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2002	2001
Net loss (numerator), basic and diluted	$(10,696)	$(9,195)

Shares (denominator):
Weighted average common shares outstanding	25,419	22,790
Weighted average common shares subject to repurchase and held in escrow	(321)	(1,020)

Weighted average common shares subject to repurchase and held in escrow	25,098	21,770

Net loss per share, basic and diluted	$(0.43)	$(0.42)

At March 31, 2002 and 2001, options to purchase 3,713,924 and 4,278,127 shares of common stock, respectively, and warrants to purchase 1,244,396 and 653,387 shares of common stock, respectively, were excluded from the calculation of dilutive net loss per share, as their inclusion would be antidilutive.

Note 5.    Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.

SFAS No. 142 provides that intangible assets with indefinite useful lives will not be amortized, but will be tested at least annually for impairment. The Company adopted SFAS No. 141 and 142 on January 1, 2002. Since adopting SFAS No. 142, the Company no longer amortizes goodwill and acquired workforce with a net carrying value of $7.5 million at January 1, 2002, resulting in a reduction in annual amortization expense of $2.5 million that resulted from business combinations completed prior to the adoption of SFAS No. 141. We will perform and report the results of the required transitional impairment tests in our second quarter.

	Three Months Ended March 31,
	2002	2001
Net loss:
As reported	$(10,696)	$(9,195)
add: goodwill amortization, net of taxes	—	597
add: acquired workforce amortization, net of taxes	—	36

As adjusted	$(10,696)	$(8,562)

Basic and diluted net loss per share:
As reported	$(0.43)	$(0.42)

As adjusted	$(0.43)	$(0.39)

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted SFAS 144 on January 1, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

Note 6.    Restructuring Charges

In January 2002, the Company completed a reduction in workforce, which resulted in the termination of 47 employees, or approximately 24% of the Company’s workforce. The affected employees included full-time regular employees across all departments. Employee separation expenses were primarily comprised of severance pay. All of the affected employees were terminated as of March 31, 2002, and the Company paid approximately $250,000 in separation benefits. The employee separation expenses were classified as salaries and other personnel-related costs and allocated to the appropriate functional department. There are no remaining cash payments related to these actions.

During the three months ended March 31, 2002, the Company recorded restructuring and impairment charges of approximately $4.7 million in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) , SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SAB 100, Restructuring and Impairment Charges. The Company’s recent restructuring initiatives involved strategic decisions to cease providing certain services and consolidate its corporate facilities. Approximately $1.0 million related to equipment charges resulting from management’s decision to exit its application service provider business. The remaining $3.7 million related to consolidation of the Company’s corporate facilities and termination of the long-term facility lease contract for the unutilized Bernardo facility located in Mountain View, California. The facility charge is comprised of $3.2 million for settlement costs and forfeiture expenses associated with the building and abandonment of leasehold improvements, furniture and fixtures, partially offset by previously recorded deferred rent of approximately $434,000. During the three months ended March 31, 2002, the security deposit of approximately $201,000 was forfeited and $50,000 was paid for consulting fees. At March 31, 2002, the following remained unpaid: $3.0 million in contract termination costs, $197,000 in legal, consulting and administrative fees and approximately $230,000 for building maintenance and abandonment of fixed assets. We anticipate that the remaining unpaid charges will be disbursed during the second quarter ending June 30, 2002.

Note 7.    Contingencies

A class action lawsuit was filed on December 3, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of ValiCert common stock alleging violations of federal securities laws. Lachance v. ValiCert, Inc. et al., No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offerings Securities Litigation, No. 21 MC 92 (SAS). The case is brought purportedly on behalf of all persons who purchased the Company’s common stock from July 27, 2000 through December 6, 2000. The complaint names as defendants the Company, its Chief Executive Officer and Chief Financial Officer, members of the Board of Directors, and an investment banking firm that served as an underwriter for the Company’s initial public offering in July 2000.

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

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

management believes that it is not possible at the current time to estimate the amount of the probable loss, if any, that might result from this matter, no provision for this matter has been made in the Company’s consolidated financial statements.

In addition, the Company is occasionally involved in other legal proceedings arising in the normal course of its business. Failure to prevail could have a material adverse effect on our financial position, results of operation and cash flows in the future.

Note 8.    Subsequent Events

In April 2002, the Company completed an additional reduction in force, resulting in the termination of 34 employees. These actions will result in additional restructuring charges during the second quarter ending June 30, 2002.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements. In this report, the words “anticipates”, “believe”, “expect”, “intend”, “may”, “will”, “should”, “plan”, “estimate”, “predict”, “potential”, “future”, “continue”, or similar expressions also identify forward-looking statements. These statements are only predictions. We make these forward-looking statements based upon information available on the date hereof, and we have no obligation (and expressly disclaim any such obligation) to update or alter any such forward-looking statements, whether as a result of new information, future events, or otherwise. Our actual results could differ materially from those anticipated in this report as a result of certain factors including, but not limited to, those set forth in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, including “Factors that may Impact Future Results”.

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

We started commercial shipments of our validation authority software products during the first quarter of 1999. We also offer secure data transfer products and digital receipt products and services, which we obtained from our acquisition of Receipt.com in December 1999. We completed an initial public offering of common stock in July 2000.

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

Revenue Recognition Policy

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

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Note that our preparation of the Condensed Consolidated Financial Statements required us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reported period. There can be no assurance that actual results will not differ from these estimates.

Valuation of long-lived assets.    Our long-lived assets include goodwill and other intangible assets. At March 31, 2002, we had $8.0 million of goodwill and other intangible assets, accounting for 24.1% of our total assets. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and will be required to analyze our goodwill for impairment issues during the first six months of fiscal 2002, and then on a periodic basis thereafter. No impairment charges related to goodwill have been taken as of March 31, 2002.

Revenue recognition.    Our consulting business derives a significant portion of its revenue from fixed-price, fixed-time contracts, which require the accurate estimation of the cost, scope and duration of each engagement. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future consulting margins may be significantly and negatively affected or we may need to recognize losses on existing contracts. Any such resulting reductions in margins or the recognition of contract losses could materially adversely affect our consolidated results of operations.

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

Results of Operations

The following table sets forth, as a percentage of revenues, certain consolidated statement of operations data for the periods indicated.

	Three Months
	Ended March 31,
	2002	2001
Revenue:
Software licenses	34.2%	66.6%
Subscription fees and other services	65.8%	33.4%
Total revenues	100.0%	100.0%
Cost of revenue:
Software licenses	7.6%	5.2%
Subscription fees and other services	38.3%	45.1%
Total cost of revenues	45.8%	50.4%
Gross profit	54.2%	49.6%
Operating expenses:
Research and development	70.1%	70.3%
Sales and marketing	102.5%	111.2%
General and administrative	37.7%	25.6%
Amortization of goodwill and intangible assets	4.6%	15.5%
Amortization of stock compensation	12.9%	11.3%
Restructuring and impairment charges	142.1%	—

Total operating expenses	369.8%	233.8%
Operating loss	(315.7)%	(184.2)%
Other income (expense)	(5.2)%	2.8%
Net loss	(320.9)%	(181.4)%

Three Months Ended March 31, 2002 and 2001

Net Loss

Our net loss increased to $10.7 million for the three months ended March 31, 2002 from $9.2 million for the three months ended March 31, 2001. The increase was due to a decrease in revenues and an increase in operating expenses, primarily due to restructuring and impairment charges of $4.7 million incurred during the three months ended March 31, 2002. We have incurred cumulative losses of $85.3 million as of March 31, 2002.

Revenues

Total revenues decreased to $3.3 million for the three months ended March 31, 2002 from $5.1 million for the three months ended March 31, 2001. We believe the decrease in revenues was primarily due to delayed Information Technology spending and a slowdown in Public Key Infrastructure spending. Delayed spending by our international customers impacted us, and we also experienced a slowdown in license revenue from new affiliates, which remain cautious about making the significant up-front investment needed to enter this business. We believe that many orders were delayed, rather than cancelled, and are optimistic that revenues will increase as the economy improves and historical spending priorities return.

Software license revenues accounted for 34.2% of our total revenues for the three months ended March 31, 2002 compared to 66.6% for the three months ended March 31, 2001. Subscription fees and other service revenues accounted for 65.8% of our total revenues for quarter ended March 31, 2002 compared to 33.4% for the quarter ended March 31, 2001. The increase in subscription fees and other service revenues as a percentage of total revenues was primarily due to a decrease in software license revenues and a slight increase in maintenance and support renewals.

The fragility of the current economic environment both in the United States and globally provides us with limited insight into visibility regarding future revenues. As a result, we estimate that revenues for the second quarter ending June 30, 2002 will be at a level comparable with revenue for the first quarter ended March 31, 2002. In addition, we estimate revenues for the fiscal year ending December 31, 2002 to be approximately $15 million – $16 million. If economic conditions worsen, wide acceptance of electronic commerce may be adversely affected. As a consequence, the market for our products and services may fail to develop and grow and we may be unable to achieve our financial targets.

Cost of Revenues

Cost of software license revenues.    Cost of software license revenues was $253,000 for the three months ended March 31, 2002 compared to $265,000 for the three months ended March 31, 2001. These costs, as a percentage of total revenue, were 7.6% for the quarter ended March 31, 2002 and 5.2% for the quarter ended March 31, 2001. The slight increase in cost of software revenues as a percentage of total revenues from the first quarter of 2002 compared to 2001was primarily due to the fact that we took a charge of approximately $147,000 during the quarter for licensed software deemed obsolete, partially offset by our reduced utilization of royalty-bearing technology we licensed from third parties.

Cost of subscription fees and other service revenues.    Cost of subscription fees and other services relate to operating our secure data center and providing consulting and support services. These costs include salaries and other personnel-related costs, depreciation, telecommunications and other costs of operating and maintaining our secure data center. Our cost of subscription fees and other services revenues decreased to $1.3 million for the three months ended March 31, 2002 from $2.3 million for the three months ended March 31, 2001. The decrease of $1.0 million from the quarter ended March 31, 2001 as compared to 2002 was primarily due the fact that in January of 2002, we completed a reduction in workforce, which resulted in the termination of approximately 75% of the secure data center workforce, and the actions taken to close the customer data center.

As a percentage of total revenue, cost of subscription fees and other services revenues was 38.3% for the three months ended March 31, 2002 as compared to 45.1% for the three months ended March 31, 2001. This decrease can be attributed to growth in maintenance and support and subscriptions fee revenues that exceeded the respective cost from the three months ended March 31, 2001 to 2002.

We expect that the cost of subscription fees and other service revenue will continue to decrease throughout 2002, primarily due to the closure of our secure data center in the first quarter of 2002 and additional reduction of the workforce during the second quarter ending June 30, 2002.

Operating Expenses

Research and development.    Research and development expenses consist of salaries and other personnel-related costs, third-party consulting services, and the cost of facilities and computer equipment. Research and development expenses decreased to $2.3 million for the three months ended March 31, 2002 from $3.6 million for the three months ended March 31, 2001, a decrease of 34.4%. Of this decrease, $209,000 related to the decrease in use of third-party consultants and contractors, $151,000 related to facilities costs and $802,000 related to salaries and other personnel-related costs due to a decrease in average headcount in the quarter ended March 31, 2002, as compared to 2001. Research and development expenses as a percentage of total revenues was consistent at 70.1% for the quarter ended March 31, 2002 and 70.3% for the quarter ended March 31, 2001. We expect that research and development expenses will decline in fiscal 2002 due to workforce reductions in the first and second quarters. However, we do not expect this reduction in expenses to substantially inhibit the development of new products or the enhancement of existing products.

Sales and marketing.    Sales and marketing expenses consist of salaries and other personnel-related costs, sales commissions, tradeshows, marketing programs, travel, facilities and computer equipment. Sales and marketing expenses decreased to $3.4 million for the three months ended March 31, 2002 from $5.6 million for the three months ended March 31, 2001, a decrease of 39.4%. Of this decrease, caused primarily by an decrease in the sales and marketing headcount in the first and third quarter of 2001 and the first quarter of 2002, $1.2 million related to salaries and other personnel related costs, $515,000 related to tradeshows and marketing programs and $323,000 related to a decrease in use of third-party consultants and contractors. We experienced a 34.2% decrease in revenues from 2001 to 2002, which resulted in a significant decrease in commission expense for the quarter ended March 31, 2002, reflected in the salaries and other personnel related costs. Sales and marketing costs as a percentage of total revenues were 102.5% for the three months ended March 31, 2002, compared to 111.2% for the three months ended March 31, 2001. During the first quarter of 2002, we closed international sales offices in Canada, Argentina and Singapore. We expect that sales and marketing expenses will decline in absolute dollars in fiscal 2002 primarily due to reductions in workforce in the second quarters, but will fluctuate as a percentage of total revenue for the foreseeable future.

General and administrative.    General and administrative expenses consist of salaries and other personnel-related costs for our administrative, finance, and human resources employees; legal and accounting services; and facilities costs. General and administrative expenses was consistent at $1.3 million for the three months ended March 31, 2002 and 2001. General and administrative costs as a percentage of total revenues were 37.7% for the three months ended March 31, 2002, compared to 25.6% for the three months ended March 31, 2001 because our revenues decreased and the expenses were consistent. We expect that general and administrative expenses will not increase significantly in absolute dollars, but will fluctuate as a percentage of total revenue for the foreseeable future.

Amortization of goodwill and intangibles.    Amortization of intangibles, related to the acquisition of Receipt.com, was $153,000 for the three months ended March 31, 2002 as compared to amortization of goodwill and intangibles of $786,000 for the three months ended March 31, 2001. The decrease in this expense is due to our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets on January 1, 2002, we no longer amortize goodwill or certain intangibles. We will be required to analyze our goodwill for impairment issues during the first six months of fiscal 2002, and then on a periodic basis thereafter. No impairment charges related to goodwill have been taken as of March 31, 2002.

Amortization of stock compensation.    Deferred stock compensation represents the difference between the exercise price of stock options granted and the estimated fair market value of the underlying common stock on the date of the grant. As of July 2000, we had recorded deferred stock compensation of $3.7 million for stock options we assumed as part of our acquisition of Receipt.com and an additional $6.0 million related to the grant of other employee stock options (net of $2.0 million reversed due to the cancellation of options of terminated employees). Deferred stock compensation is being amortized over the vesting period of the underlying options (generally four years) through September 30, 2004, which resulted in an expense of $429,000 for the quarter ended March 31, 2002 and $571,000 for the quarter ended March 31, 2001. We expect amortization of deferred stock compensation to decrease in 2002 due to the cancellation of additional options as a result of our recent reductions in workforce.

Restructuring and impairment charges.    In January 2002, we completed a reduction in workforce, which resulted in the termination of 47 employees, or approximately 24% of our workforce. The affected employees included full-time regular employees across all departments. Employee separation expenses were primarily comprised of severance pay. All of the affected employees were terminated as of March 31, 2002, and we paid approximately $250,000 in separation benefits. The employee separation expenses were classified as salaries and other personnel-related costs and allocated to the appropriate functional department. There are no remaining cash payments related to these actions.

During the three months ended March 31, 2002, we recorded restructuring and impairment charges of approximately $4.7 million in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) , SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SAB 100, Restructuring and Impairment Charges. Our recent restructuring initiatives involved strategic decisions to cease providing certain services and consolidate its corporate facilities. Approximately $1.0 million related to equipment charges resulting from our decision to exit our application service provider business. The remaining $3.7 million related to consolidation of our corporate facilities and termination of the long-term facility lease contract for the unutilized Bernardo facility located in Mountain View, California. The facility charge is comprised of $3.2 million for settlement costs and forfeiture expenses associated with the building and abandonment of leasehold improvements, furniture and fixtures, partially offset by previously recorded deferred rent of approximately $434,000. During the three months ended March 31, 2002, the security deposit of approximately $201,000 was forfeited and $50,000 was paid in cash for consulting fees. At March 31, 2002, the following remained unpaid: $3.0 million in contract termination costs, $197,000 in legal, consulting and administrative fees and approximately $230,000 for building maintenance and abandonment of fixed assets. We anticipate that the remaining unpaid charges will be disbursed during the second quarter ending June 30, 2002.

There can be no assurance that our restructuring activities will be sufficient to allow us to generate improved operating results in future periods. It is possible that additional changes in our business or in our industry may necessitate additional restructuring expenses in the future. The necessity for additional restructuring activities may result in expenses that adversely affect reported results of operations in the period the restructuring plan is adopted, and require incremental cash payments.

Interest and other income (expense).    During the quarter ended March 31, 2002, we recorded a net expense, for interest and other income, of $174,000 compared to net income of $142,000 for the quarter ended March 31, 2001, primarily due to a decrease in our cash and investment balances and lower interest rates earned on our investments coupled with losses on foreign exchange, partially offset by a decrease in interest costs on our equipment loans and leases.

Liquidity and Capital Resources

Funding to date

At March 31, 2002, we had cash and cash equivalents and short-term investments of $16.9 million compared to $23.7 million at December 31, 2001.

In June 2001, we entered into a $50.0 million common stock equity line with Rellian Investments Limited, pursuant to which, in the event we draw down on the equity line, we may be required to issue up to 4,520,449 shares of our common stock. In the same transaction, we issued a warrant to Rellian Investments Limited for 100,000 shares of our common stock and a warrant to Pacific Crest Securities, Inc. for 100,000 shares of our common stock. We are able to draw down on the common stock equity line on a monthly basis, subject to certain conditions. The formula used to calculate the amount available includes a specified percentage of the total trading volume and volume weighted average price of our stock over the sixty (60) calendar days prior to the draw, less a 7% discount. For the month ended March 31, 2002, we did not meet the minimum draw amount.

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

Uses and sources of cash

Net cash used in operating activities was $6.3 million for the three months ended March 31, 2002 and $7.8 million for the three months ended March 31, 2001 was primarily used to fund our net losses. Net cash used for operating activities during the quarter ended March 31, 2002 related primarily to a net loss of $10.7 million partially offset by restructuring and impairment charges of $4.7 million and non-cash depreciation and amortization expenses of $957,000 and other changes in working capital. Net cash used for operating activities during the quarter ended March 31, 2001 related primarily to a net loss of $9.2 million partially offset by non-cash depreciation and amortization expenses of $2.0 million and other changes in working capital

Net cash used in investing activities was $105,000 for the three months ended March 31, 2002 and $970,000 for the three months ended March 31, 2001. Net cash used in investing activities during the quarters ended March 31, 2002 and March 31, 2001 solely related to the purchase of capital equipment expenditures. Capital equipment expenditures primarily related to the purchase of computer hardware and software, office furniture and equipment, and leasehold improvements. We do not expect to substantially increase our capital expenditures in the foreseeable future, nor do we anticipate incurring any significant new lease commitments.

Net cash used on financing activities was $314,000 for the three months ended March 31, 2002 and net cash provided by financing activities was $107,000 for the three months ended March 31, 2001. Net cash used in financing activities for the quarter ended March 31, 2002 related primarily to repayment of borrowings of $360,000 partially offset by issuance of common stock and collection of notes receivable from stockholders of $48,000. Net cash provided by financing activities for the quarter ended March 31, 2001 related primarily to issuance of common stock of $427,000 partially offset by repayment of borrowings of $336,000.

We anticipate using available cash to provide working capital and otherwise fund our operations and to purchase capital equipment and make leasehold improvements.

Future funding requirements

During the first quarter of 2002, we consolidated our corporate facilities and discontinued our secure data center operations. As a result, we reduced our workforce from 194 to 147 as of March 31, 2002. Accordingly, we do not expect operating expenses to increase significantly over the next several quarters. If we need additional funding, we may be able to draw upon our equity line facility, which we entered into in June 2001. Under this facility we may be able to issue up to $50.0 million of our common stock. However, our ability to draw on this facility is subject to various conditions, including a maximum percentage of total shares of our common stock that we may issue, a minimum draw amount, a maximum percentage of our total shares that the underwriter may purchase, a maximum share price, and continued registration of the shares. At any given time, we may not be able meet one or more of these conditions. We anticipate that our operating expenses and planned capital expenditures will constitute the most significant use of our cash resources. We may also utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies and product lines.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.

SFAS No. 142 provides that intangible assets with indefinite useful lives will not be amortized, but will be tested at least annually for impairment. We adopted SFAS No. 141 and 142 on January 1, 2002. Since adopting SFAS No. 142, we no longer amortize goodwill and acquired workforce with a net carrying value of $7.5 million at January 1, 2002, resulting in a reduction in annual amortization expense of $2.6 million that resulted from business combinations completed prior to the adoption of SFAS No. 141. We have not yet performed the impairment tests required by the standard.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We adopted SFAS 144 on January 1, 2002. The adoption of this statement did not have a material impact on our financial position or results of operations.

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

We have incurred significant net losses. We incurred net losses of $10.7 million during the three months ended March 31, 2002 and $9.2 million during the three months ended March 31, 2001. As of March 31, 2002, we had incurred cumulative losses of $85.3 million. You should not consider recent quarterly revenue growth as indicative of our future performance. We may not sustain similar levels of growth in future periods and our revenues could decline, and we may not become profitable or significantly increase our revenues. Recovery of the current economic environment in the United States and globally provide us with little insight into the foreseeable future. If economic conditions worsen, wide acceptance of electronic commerce may be adverse affected. As a consequence, the market for our products and services may fail to develop and grow and we may be unable to achieve our financial targets.

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

A limited number of customers have accounted for a significant portion of our revenues. For the three months ended March 31, 2002, no one customer accounted for greater than 10% of the total revenues. For the three months ended March 31, 2001, one customer accounted for 19.7% of total revenues. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers. We do not have long-term contracts with our customers that obligate them to license our software products or use our services. We cannot be certain that we will retain our customers or that we will be able to obtain new customers. If we were to lose one or more customers, our revenues could decline.

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

Products and services provided to our international customers accounted for 57.8% of our revenues during the three months ended March 31, 2002 and 74.5% of our revenues during the three months ended March 31, 2001. Conducting business outside of the United States subjects us to additional risks, including:

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

In addition, we may become subject to other types of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could materially and adversely affect our business.

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

As of March 31, 2002, we have not entered into any derivative contracts, either for hedging or trading purposes.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

I TEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

  None.

(b)    Reports on Form 8-K.

  Current report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VALICERT, INC.

By:	/s/ TIMOTHY CONLEY
Timothy Conley Chief Financial Officer

Dated: May 15, 2002