Form 10-Q
period 2002-06-30
VALICERT INC
filed 2002-08-14
CIK 1114040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002
Common Stock, $0.001 par value	25,553,935 shares

VALICERT, INC.

PART I

ITEM 1.    FINANCIAL STATEMENTS

VALICERT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$10,250	$23,717
Accounts receivable, net	2,715	3,441
Prepaid expenses and other current assets	631	1,214

Total current assets	13,596	28,372
Property and equipment, net	2,415	4,508
Goodwill, net	7,352	7,352
Intangible assets, net	449	755
Other assets	792	945

Total assets	$24,604	$41,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,260	$6,623
Deferred revenue	3,041	3,782
Current portion of long-term debt	1,493	1,546

Total current liabilities	8,794	11,951
Long-term debt	873	1,547

Total liabilities	9,667	13,498

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock	107,232	108,193
Deferred stock compensation	(2,032)	(3,732)
Notes receivable from stockholders	—	(1,523)
Accumulated other comprehensive income	20	73
Accumulated deficit	(90,283)	(74,577)

Total stockholders’ equity	14,937	28,434

Total liabilities and stockholders’ equity	$24,604	$41,932

See accompanying notes to these condensed consolidated financial statements.

VALICERT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Software license	$1,773	$4,320	$2,913	$7,695
Subscription fees and other services	1,598	1,688	3,791	3,382

Total revenues	3,371	6,008	6,704	11,077

Cost of revenues:
Software license	50	164	303	429
Subscription fees and other services	898	2,213	2,173	4,501

Total cost of revenues	948	2,377	2,476	4,930

Gross profit	2,423	3,631	4,228	6,147

Operating expenses:
Research and development	1,990	3,091	4,328	6,654
Sales and marketing	2,764	6,213	6,179	11,850
General and administrative	966	1,269	2,222	2,565
Amortization of goodwill and intangible assets	153	802	306	1,588
Stock compensation *	1,576	518	2,005	1,089
Restructuring and impairment charges	—	—	4,736	—

Total operating expenses	7,449	11,893	19,776	23,746

Operating loss	(5,026)	(8,262)	(15,548)	(17,599)
Interest and other income (expense), net	16	178	(158)	320

Net loss	(5,010)	(8,084)	(15,706)	(17,279)

Other comprehensive loss:
Unrealized loss on short-term investments	(41)	—	(94)	—

Comprehensive loss	$(5,051)	$(8,084)	$(15,800)	$(17,279)

Basic and diluted net loss per share	$(0.20)	$(0.37)	$(0.62)	$(0.79)

Shares used in computation of basic and diluted net loss per share	25,329	21,993	25,215	21,887

* Stock compensation
Costs of subscription fees and other services	$33	$65	$71	$124
Research and development	316	122	407	263
Sales and marketing	861	121	953	281
General and administrative	366	210	574	421

Total	$1,576	$518	$2,005	$1,089

See accompanying notes to these condensed consolidated financial statements.

VALICERT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(15,706)	$(17,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	809	1,347
Stock compensation	2,005	1,089
Amortization of goodwill and intangible assets	306	1,587
Issuance of common stock and options for services	40	148
Interest on stockholder notes	(27)	(27)
Amortization of warrants issued in connection with debt financing	25	—
Non-cash restructuring and impairment charges	1,258	—
Impairment of software	147	—
Changes in assets and liabilities:
Accounts receivable	726	(574)
Prepaid expenses and other current assets	558	—
Other assets	(48)	(98)
Accounts payable and accrued liabilities	(1,774)	(573)
Deferred revenue	(741)	1,398

Net cash used in operating activities	(12,422)	(12,982)

Cash flows from investing activities:
Purchases of property and equipment	(355)	(1,375)
Proceeds from sale of short-term investments	3,919	—

Net cash provided by (used in) investing activities	3,564	(1,375)

Cash flows from financing activities:
Proceeds from issuance and repurchase of common stock, net	19	418
Collection of notes receivable from stockholders	71	58
Repayment of borrowings	(727)	(536)
Proceeds from borrowings	—	1,177

Net cash provided by (used in) financing activities	(637)	1,117
Net decrease in cash and equivalents	(9,495)	(13,240)
Cash and cash equivalents—beginning of period	14,747	37,523

Cash and cash equivalents—end of period	$5,252	$24,283

Noncash financing activities:
Deemed conversion of full-recourse notes receivable from stockholders to non-recourse	$539	$—

Supplemental disclosure of cash flow information—cash paid during the period for interest	$199	$211

See accompanying notes to these condensed consolidated financial statements.

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Valicert, Inc. and its subsidiaries (“the Company”) reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented in conformity with accounting principals generally accepted in the United States of America (“GAAP”) for the interim financial information. Such adjustments are of a normal recurring nature. Intercompany balances and transactions have been eliminated in consolidation.

The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

Note 2.    Equity Line of Credit

In June 2001, the Company entered into a common stock purchase agreement (“equity line”) with an investor for up to $50.0 million in equity financing over a 36-month period. Use of the equity line is subject to a number of terms and conditions. At June 30, 2002, we did not meet the minimum draw amount. As such, no amounts were available under the line. Related to the equity line, the Company granted the investor and a third party warrants to buy 200,000 shares of common stock at an exercise price of $2.92 per share. The warrants expire three years from the issuance date and had a fair market value of $282,000, which will be offset against the proceeds of any future drawdowns under the equity line. The fair value of the warrants was determined by using the Black-Scholes model with the following assumptions: expected life of 10 years; risk-free interest of 6.06%; volatility of 100%; and no dividends during the expected term.

Note 3.    Segment Information

The Company operates in one operating and reportable segment: the development and marketing of internet cryptographic software products. The Company’s chief operating decision maker is its Chief Executive Officer.

Note 4.    Common Stock and Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding for the period. Diluted net loss per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares such as options and warrants (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss (numerator), basic and diluted	$(5,010)	$(8,084)	$(15,706)	$(17,279)

Shares (denominator):
Weighted average common shares outstanding	25,509	22,750	25,464	22,770
Weighted average common shares subject to repurchase and held in escrow	(180)	(757)	(249)	(883)

Shares used in computation, basic and diluted	25,329	21,993	25,215	21,887

Net loss per share, basic and diluted	$(0.20)	$(0.37)	$(0.62)	$(0.79)

At June 30, 2002 and 2001, options to purchase 4,658,615 and 3,463,692 shares of common stock, respectively, and warrants to purchase 1,244,396 and 653,387 shares of common stock, respectively, were excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive.

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

The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 provides that intangible assets with indefinite useful lives will not be amortized, but will be tested at least annually for impairment. Since adopting SFAS No. 142, the Company no longer amortizes goodwill and acquired workforce with a net carrying value of $7.5 million at January 1, 2002, resulting in a reduction in annual amortization expense of $2.5 million The Company performed the required transitional impairment tests and determined that there was no impairment upon adoption of SFAS No. 142. The Company will perform goodwill impairment tests on an annual basis and when circumstances suggest impairment may have occurred.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss:
As reported	$(5,010)	$(8,084)	$(15,706)	$(17,279)
add: goodwill amortization, net of taxes	—	613	—	1,210
add: acquired workforce amortization, net of taxes	—	36	—	72

As adjusted	$(5,010)	$(7,435)	$(15,706)	$(15,997)

Basic and diluted net loss per share:
As reported	$(0.20)	$(0.37)	$(0.62)	$(0.79)

As adjusted	$(0.20)	$(0.34)	$(0.20)	$(0.73)

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Note 6.    Stock Compensation

During the three months ended June 30, 2002, management determined that certain full-recourse notes, which had originally been issued to employees to exercise stock options, may not be pursued or collected. Under the provisions of Emerging Issues Task Force Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, this determination required the Company to consider all outstanding full-recourse notes to be converted, for accounting purposes, to non-recourse notes. All stock options previously exercised under full-recourse notes were deemed, for accounting purposes, to have been cancelled and replaced with new stock option awards under non-recourse notes. Accordingly, the Company recorded a charge of $938,000 related to the excess of the outstanding principal and interest balance of the notes over the fair value of the underlying stock at June 30, 2002. In addition, the Company expensed $250,000 of unamortized deferred stock compensation related to the unvested portion of the original stock options. Subsequent to June 30, 2002, 1,008,725 shares of common stock underlying these notes will be subject to variable accounting.

Note 7.    Restructuring Charges

In April 2002, the Company completed a reduction in workforce, which resulted in the termination of 34 employees, or approximately 28% of the Company’s workforce. The affected employees included full-time regular employees across all departments. Employee separation expenses were primarily comprised of severance pay. All of the affected employees were terminated as of June 30, 2002, and the Company paid approximately $216,000 in separation benefits. The employee separation expenses were classified as salaries and other personnel-related costs and allocated to the appropriate functional department. There are no remaining cash payments related to these actions.

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

During the three months ended March 31, 2002, the Company recorded restructuring and impairment charges of approximately $4.7 million in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SAB 100, Restructuring and Impairment Charges. The Company’s restructuring initiatives involved strategic decisions to cease providing certain services and to consolidate its corporate facilities. Of the $4.7 million, approximately $1.0 million related to equipment charges resulting from management’s decision to exit its application service provider business. The remaining $3.7 million related to consolidation of the Company’s corporate facilities and termination of the long-term facility lease contract for an unutilized facility located in Mountain View, California. The facility charge is comprised of $3.2 million for settlement costs and forfeiture expenses associated with the building and abandonment of leasehold improvements, furniture and fixtures, partially offset by previously recorded deferred rent of approximately $434,000. During the three months ended March 31, 2002, the security deposit of approximately $201,000 was forfeited and $50,000 was paid for consulting fees. During the three months ended June 30, 2002, the Company paid $3.0 million in contract termination costs, approximately $127,000 in legal, consulting and administrative fees and $135,000 for building maintenance and abandonment of fixed assets. In addition, the Company issued $40,000 in common stock to a consultant for services in lieu of cash payment. At June 30, 2002, the following remained unpaid: $30,000 in legal, consulting and administrative fees and approximately $95,000 for building maintenance and abandonment of fixed assets.

Note 8.    Contingencies

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

Note 9.    Subsequent Events

In July 2002, the Company completed an additional reduction in force, resulting in the termination of 23 employees. These actions will result in additional charges during the quarter ending September 30, 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements. In this report, the words “anticipate”, “believe”, “expect”, “intend”, “may”, “will”, “should”, “plan”, “estimate”, “predict”, “potential”, “future”, “continue”, or similar expressions also identify forward-looking statements. These statements are only predictions. We make these forward-looking statements based upon information available on the date hereof, and we have no obligation (and expressly disclaim any such obligation) to update or alter any such forward-looking statements, whether as a result of new information, future events, or otherwise. Our actual results could differ materially from those anticipated in this report as a result of certain factors including, but not limited to, those set forth in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, including “Factors That May Impact Future Results”.

Business

We are a leading provider of software solutions that enable companies to confidentially connect with their business partners and customers via the Internet for secure document delivery, collaboration and business process integration. Our customers use our products and services to help transfer costly or inefficient business processes to the Internet, while maintaining trust and security in the process. We believe that by utilizing our products and services, our customers are able to realize cost savings and achieve operating efficiencies by migrating existing networks, processes and systems onto the Internet rather than using dedicated leased lines for communications. We believe that our products and services reduce the costs of fraudulent transactions and security breaches, including direct losses, damage to reputation and productivity losses resulting from downtime. From 1996 through 1998, we primarily focused our activities on conducting research and development, raising capital, recruiting personnel, and establishing distribution channels for our software products.

We started commercial shipments of our validation authority software products during the first quarter of 1999. Our validation authority software products and services verify the status of digital certificates and establish the authority of a party before conducting a transaction. We also offer secure data transfer products and services, which we obtained from our acquisition of Receipt.com in December 1999. Our secure data transfer software products enable the confidential, reliable and tamper-proof transmission of data during a transaction. We completed an initial public offering of common stock in July 2000.

We provide our products and services to enterprise end users who use them to conduct business within their organization and with their trading partners. Customers normally enter into perpetual license arrangements for an up front fee and contract for annual maintenance and support.

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

Valuation of long-lived assets.    Our long-lived assets include goodwill and other intangible assets. At June 30, 2002, we had $7.8 million of goodwill and other intangible assets, accounting for 31.7% of our total assets. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and are required to analyze our goodwill for impairment on an annual basis and when circumstances suggest impairment may have occurred. We performed the required transitional impairment tests during the quarter ended June 30, 2002 and determined that there was no impairment upon adoption of SFAS NO. 142.

Revenue recognition.    We derive our revenues from software license fees, subscription fees, consulting services, and maintenance and support. Software license revenues are comprised of upfront fees for the use of our software products. We recognize revenue from license fees when:

•	an agreement has been signed,

•	the product has been delivered,

•	vendor-specific objective evidence of fair value exists to allocate a portion of the total fee to any undelivered elements of the arrangement,

•	the fee is fixed or determinable, and

•	collectability is probable.

When we deliver our software products electronically, we consider the sale complete when we provide the customer with the access codes for immediate possession of the software. When contracts contain multiple product and service elements, we account for the revenue related to these elements using the residual method as current accounting standards require. We recognize revenues when the fees are fixed and determinable. On occasion, we have in the past, and may in the future, offer extended payment terms beyond our normal business practice. In such cases, we recognize revenue when the fee becomes due. If we do not consider collectability probable, we recognize revenue when the fee is collected.

If maintenance and support or consulting services are included in a license agreement, amounts related to these services are allocated based on vendor-specific objective evidence. We recognize such fees ratably over the related service period. Customer contracts that require delivery of unspecified additional software products in the future are accounted for as subscriptions, and we recognize this revenue ratably over the term of the arrangement beginning with the delivery of the first product. We recognize consulting revenue as these services are provided to the customer. We recognize revenue from maintenance and support arrangements on a straight-line basis over the life of the agreement, which is typically one year.

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

Equity Line of Credit—In June 2001, Valicert entered into a common stock purchase agreement (“equity line”) with an investor for up to $50.0 million in equity financing over a 36-month period. Use of the equity line is subject to a number of terms and conditions. Related to the equity line, we incurred $452,000 in financing costs, including the cost of warrants granted to the investor and a third party. The costs were deferred to be offset against the proceeds of any future drawdowns under this agreement. If management determines that recoverablity of the deferred costs is unlikely, the deferred costs would be expensed at that time.

Results of Operations

The following table sets forth, as a percentage of revenues, certain consolidated statement of operations data for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Software license	52.6%	71.9%	43.5%	69.5%
Subscription fees and other services	47.4%	28.1%	56.5%	30.5%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Software license	1.5%	2.7%	4.5%	3.9%
Subscription fees and other services	26.6%	36.8%	32.4%	40.6%
Total cost of revenues	28.1%	39.6%	36.9%	44.5%
Gross profit	71.9%	60.4%	63.1%	55.5%

Operating expenses:
Research and development	59.0%	51.4%	64.6%	60.1%
Sales and marketing	82.0%	103.4%	92.2%	107.0%
General and administrative	28.7%	21.1%	33.1%	23.2%
Amortization of goodwill and intangible assets	4.5%	13.3%	4.6%	14.3%
Stock compensation	46.8%	8.6%	29.9%	9.8%
Restructuring and impairment charges	—%	—%	70.6%	—%
Total operating expenses	221.0%	198.0%	295.0%	214.4%

Operating loss	(149.1)%	(137.5)%	(231.9)%	(158.9)%
Interest and other income (expense), net	0.5%	3.0%	(2.4)%	2.9%
Net loss	(148.6)%	(134.6)%	(234.3)%	(156.0)%

Three Months Ended June 30, 2002 and 2001

Net Loss

Our net loss decreased to $5.0 million for the three months ended June 30, 2002 from $8.1 million for the three months ended June 30, 2001. The decrease was due lower operating expenses and cost of revenues, primarily due to multiple reductions in workforce. We have incurred cumulative losses of $90.3 million as of June 30, 2002.

Revenues

Total revenues decreased to $3.4 million for the three months ended June 30, 2002 from $6.0 million for the three months ended June 30, 2001. We believe the decrease in revenues was generally due to delayed information technology spending and a slowdown in public key infrastructure spending. In particular, delayed spending by our international customers adversely impacted us, and we also experienced a slowdown in license revenue from service provider customers who remain cautious about making the significant up-front investment needed to enter this business.

Software license revenues accounted for 52.6% of our total revenues for the three months ended June 30, 2002 compared to 71.9% for the three months ended June 30, 2001. Subscription fees and other service revenues accounted for 47.4% of our total revenues for quarter ended June 30, 2002 compared to 28.1% for the quarter ended June 30, 2001. The increase in subscription fees and other service revenues as a percentage of total revenues, was primarily due to the decrease in software license revenues.

The current economic environment both in the United States and globally provides us with limited insight into visibility regarding future revenues. If economic conditions worsen, wide acceptance of electronic commerce may be adversely affected. As a consequence, the market for our products and services may fail to develop and grow and we may be unable to achieve our financial targets.

Cost of Revenues

Cost of software license revenues.    Cost of software license revenues was $50,000 for the three months ended June 30, 2002 compared to $164,000 for the three months ended June 30, 2001. These costs, as a percentage of total revenue, were 1.5% for the quarter ended June 30, 2002 and 2.7% for the quarter ended June 30, 2001. The decrease in cost of software revenues was primarily due to reduced utilization of royalty-bearing technology we licensed from third parties.

        Cost of subscription fees and other service revenues.    Cost of subscription fees and other services relate to operating our secure data center and providing consulting and support services. These costs include salaries and other personnel-related costs, depreciation, telecommunications and other costs of operating and maintaining our secure data center. Our cost of subscription fees and other services revenues decreased to $898,000 for the three months ended June 30, 2002 from $2.2 million for the three months ended June 30, 2001. The decrease of $1.3 million was primarily due to the fact that in January 2002 we completed a reduction in workforce, which resulted in the termination of approximately 75% of the secure data center workforce, and the actions taken to close the customer data center. In April 2002, we completed an additional reduction in workforce that resulted in the termination of 35% of our consulting and support services workforce.

As a percentage of total revenues, cost of subscription fees and other services revenues was 26.6% for the three months ended June 30, 2002, as compared to 36.8% for the three months ended June 30, 2001. This decreased percentage is primarily due to lower costs for the three months ended June 30, 2001 as compared to the three months ended June 30, 2002.

We expect that the cost of subscription fees and other service revenue will continue to decrease throughout 2002, primarily due to the closure of our secure data center in the first quarter of 2002 and additional reductions of the workforce during the quarters ending June 30, 2002 and September 30, 2002.

Operating Expenses

Research and development.    Research and development expenses consist of salaries and other personnel-related costs, third-party consulting services, and the cost of facilities and computer equipment. Research and development expenses decreased to $2.0 million for the three months ended June 30, 2002 from $3.1 million for the three months ended June 30, 2001, a decrease of 35.6%. Of this decrease, $257,000 related to facilities costs, $134,000 related to the decrease in use of third-party consultants and contractors, and $955,000 related to salaries and other personnel-related costs due to a decrease in average headcount in the quarter ended June 30, 2002, as compared to the same quarter in 2001. Research and development expenses as a percentage of total revenues were at 59.0% for the quarter ended June 30, 2002, compared to 51.4% for the quarter ended June 30, 2001. We expect that research and development expenses will continue to decline in fiscal 2002, primarily as a result of our workforce reductions in the first, second and third quarters of the year.

Sales and marketing.    Sales and marketing expenses consist of salaries and other personnel-related costs, sales commissions, tradeshows, marketing programs, travel, facilities and computer equipment. Sales and marketing expenses decreased to $2.8 million for the three months ended June 30, 2002 from $6.2 million for the three months ended June 30, 2001, a decrease of 55.5%. Of this decrease, caused primarily by a reduction in the sales and marketing headcount, $2.3 million related to reduced salaries and other personnel related costs, $389,000 related to reduced tradeshows and marketing programs, and $218,000 related to lower facilities costs. We experienced a 43.9% decrease in revenues from the quarter ended June 30, 2001, as compared to the quarter ended June 30, 2002, which resulted in a significant decrease in commission expense for the quarter ended June 30, 2002, reflected in the salaries and other personnel related costs. Sales and marketing costs as a percentage of total revenues were 82.0% for the three months ended June 30, 2002, compared to 103.4% for the three months ended June 30, 2001. During the second quarter of 2002, we closed our international sales offices in Hong Kong and Spain. We expect that sales and marketing expenses will decline in absolute dollars in 2002 primarily due to reductions in workforce, but will fluctuate as a percentage of total revenues for the foreseeable future.

General and administrative.    General and administrative expenses consist of salaries and other personnel-related costs for our administrative, finance, and human resources employees; legal and accounting services; and facilities costs. General and administrative expenses decreased to $966,000 for the three months ended June 30, 2002 from $1.3 million for the three months ended June 30, 2002, a decrease of 23.9%. Of this decrease, $319,000 related to a decrease in use of third-party consultants and contractors $186,000 related to lower salaries and other personnel related costs as a result of the reduction in the general and administrative headcount. General and administrative costs as a percentage of total revenues were 28.7% for the three months ended June 30, 2002, compared to 21.1% for the three months ended June 30, 2001. This increase was a result of our lower revenues in 2002 . We expect that general and administrative expenses will not decrease significantly in absolute dollars, but will fluctuate as a percentage of total revenue for the foreseeable future.

Amortization of goodwill and intangibles.    Amortization of intangibles, related to the acquisition of Receipt.com, was $153,000 for the three months ended June 30, 2002 as compared to amortization of goodwill and intangibles of $802,000 for the three months ended June 30, 2001. The decrease in this expense is due to our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets. As of January 1, 2002, and in accordance with SFAS No. 142, we no longer amortize goodwill or certain intangibles. No impairment charges related to goodwill have been taken as of June 30, 2002.

Stock compensation.    Deferred stock compensation represents the difference between the exercise price of stock options granted and the estimated fair market value of the underlying common stock on the date of the grant. As of July 2000, we had recorded deferred stock compensation of $3.7 million for stock options we assumed as part of our acquisition of Receipt.com and an additional $6.0 million related to the grant of other employee stock options (net of $2.0 million reversed due to the cancellation of options of terminated employees). Deferred stock compensation is being amortized over the vesting period of the underlying options (generally four years) through September 30, 2004, which resulted in an expense of $388,000 for the quarter ended June 30, 2002 and $518,000 for the quarter ended June 30, 2001. We expect amortization of deferred stock compensation to decrease in 2002 due to the cancellation of additional options as a result of our recent reductions in workforce.

        During the three months ended June 30, 2002, we determined that certain full-recourse notes, which had originally been issued to employees to exercise stock options, may not be pursued or collected. Under the provisions of Emerging Issues Task Force Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, this determination required us to consider all outstanding full-recourse notes to be converted, for accounting purposes, to non-recourse notes. All stock options previously exercised under full-recourse notes were deemed, for accounting purposes, to have been cancelled and replaced with new stock option awards under non-recourse notes. Accordingly, we recorded a charge of $938,000 related to the excess of the outstanding principal and interest balance of the notes over the fair value of the underlying stock at June 30, 2002. In addition, during the quarter ended June 30, 2002 we expensed $250,000 of unamortized deferred stock compensation related to the unvested portion of original stock options. Subsequent to June 30, 2002, 1,008,725 shares of common stock underlying these notes will be subject to variable accounting.

In July 2002, President Bush signed the Sarbanes-Oxley Act. Among other things, this act prohibits amending or in any way changing the terms of promissory notes to executive officers outstanding as of July 30, 2002. If we fail to pursue or collect, from our executive officers, the amounts owed under these outstanding notes, it may be deemed a violation of the new legislation.

Restructuring and impairment charges.    In April 2002, we completed a reduction in workforce, which resulted in the termination of 34 employees, or approximately 28% of our workforce. The affected employees included full-time regular employees across all departments. Employee separation expenses were primarily comprised of severance pay. All of the affected employees were terminated as of June 30, 2002, and we paid approximately $216,000 in separation benefits. The employee separation expenses were classified as salaries and other personnel-related costs and allocated to the appropriate functional department. There are no remaining cash payments related to these actions.

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

Interest and other income (expense).    During the quarter ended June 30, 2002, we recorded a net income, for interest and other income, of $16,000, as compared to $178,000 for the quarter ended June 30, 2001, primarily due to a decrease in our cash and investment balances and lower interest rates earned on our investments, partially offset by a decrease in interest costs on our equipment loans and leases.

Six Months Ended June 30, 2002 and 2001

Net Loss

Our net loss decreased to $15.7 million for the six months ended June 30, 2002 from $17.3 million for the six months ended June 30, 2001. The decrease was due to lower operating expenses and cost of revenues, primarily due to multiple reductions in workforce, partially offset by a decrease in revenues.

Revenues

Total revenues decreased to $6.7 million for the six months ended June 30, 2002 from $11.1 million for the six months ended June 30, 2001. We believe the decrease in revenues was primarily due to delayed information technology spending and a slowdown in public key infrastructure spending. In particular, delayed spending by our international customers adversely impacted us, and we also experienced a slowdown in license revenue from service provider customers, who remain cautious about making the significant up-front investment needed to enter this business.

Software license revenues accounted for 43.5% of our total revenues for the six months ended June 30, 2002 compared to 69.5% for the six months ended June 30, 2001. Subscription fees and other service revenues accounted for 56.5% of our total revenues for six months ended June 30, 2002 compared to 30.5% for the six months ended June 30, 2001. The increase in subscription fees and other service revenues, as a percentage of total revenues, was primarily due to a decrease in software license revenues and a slight increase in maintenance and support renewals.

Cost of Revenues

Cost of software license revenues.    Cost of software license revenues was $303,000 for the six months ended June 30, 2002 compared to $429,000 for the six months ended June 30, 2001. These costs, as a percentage of total revenue, were 4.5% for the six months ended June 30, 2002 and 3.9% for the six months ended June 30, 2001. The slight decrease in cost of software revenues as a percentage of total revenues for the six months ended June 30, 2002 compared to the same six month period in 2001 was primarily due to the our reduced utilization of royalty-bearing technology that we licensed from third parties, partially offset by a charge of approximately $147,000 taken during the period for licensed software deemed obsolete.

Cost of subscription fees and other service revenues.    Our cost of subscription fees and other services revenues decreased to $2.2 million for the six months ended June 30, 2002 from $4.5 million for the six months ended June 30, 2001. The decrease of $2.3 million was primarily due to the fact that in January 2002 we completed a reduction in workforce, which resulted in the termination of approximately 75% of the secure data center workforce, and the subsequent actions taken to close the customer data center. In April 2002, we completed an additional reduction in workforce that resulted in the termination of 35% of our consulting and support services workforce.

As a percentage of total revenues, cost of subscription fees and other services revenues was 32.4% for the six months ended June 30, 2002 as compared to 40.6% for the six months ended June 30, 2001. This decrease can be attributed to growth in maintenance and support and subscriptions fee revenues that exceeded the respective cost from the six months ended June 30, 2001 to 2002.

Operating Expenses

Research and development.    Research and development expenses decreased to $4.3 million for the six months ended June 30, 2002, from $6.7 million for the six months ended June 30, 2001, a decrease of 35.0%. Of this decrease, $343,000 related to the reduction in use of third-party consultants and contractors, $408,000 related to facilities costs and $1.8 million related to salaries and other personnel-related costs due to a decrease in headcount in the six months ended June 30, 2002, as compared to the same period in 2001. Research and development expenses as a percentage of total revenues increased slightly to 64.6% for the six months ended June 30, 2002 compared to 60.1% for the six months ended June 30, 2001. The increase is due to the fact that our revenues decreased at a greater rate than our expenses.

Sales and marketing.    Sales and marketing expenses decreased to $6.2 million for the six months ended June 30, 2002 from $11.9 million for the six months ended June 30, 2001, a decrease of 47.9%. Of this decrease, caused primarily by reductions in sales and marketing headcount, $3.6 million related to reduced salaries and other personnel related costs, $904,000 related to reduced tradeshows and marketing programs and $492,000 related to a decrease in use of third-party consultants and contractors. We experienced a 39.5% decrease in total revenues from the six months ended June 30, 2001 to the same period in 2002, which resulted in a significant decrease in commission expense for the six months ended June 30, 2002. Sales and marketing costs as a percentage of total revenues were 92.2% for the six months ended June 30, 2002, compared to 107.0% for the six months ended June 30, 2001. During the six months ended June 30, 2002, we closed international sales offices in Argentina, Canada, Hong Kong, Singapore and Spain.

General and administrative.    General and administrative expenses decreased slightly to $2.2 million for the six months ended June 30, 2002 compared to $2.6 million for the six months ended June 30, 2001. General and administrative costs as a percentage of total revenues were 33.1% for the six months ended June 30, 2002, compared to 23.2% for the six months ended June 30, 2001. The increase in general and administrative expenses as a percentage of total revenues increased for the first six months of 2002 because our revenues decreased at a greater rate than our expenses.

Amortization of goodwill and intangibles.    Amortization of intangibles, related to the acquisition of Receipt.com, was $306,000 for the six months ended June 30, 2002 as compared to amortization of goodwill and intangibles of $1.6 million for the six months ended June 30, 2001. The decrease in this expense was due to our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets. As of on January 1, 2002, and in accordance with SFAS No. 142, we no longer amortize goodwill or certain intangibles. No impairment charges related to goodwill have been taken as of June 30, 2002.

Stock compensation.    Deferred stock compensation represents the difference between the exercise price of stock options granted and the estimated fair market value of the underlying common stock on the date of the grant. As of July 2000, we had recorded deferred stock compensation of $3.7 million for stock options we assumed as part of our acquisition of Receipt.com and an additional $6.0 million related to the grant of other employee stock options (net of $2.0 million reversed due to the cancellation of options of terminated employees). Deferred stock compensation is being amortized over the vesting period of the underlying options (generally four years) through September 30, 2004, which resulted in an expense of $817,000 for the six months ended June 30, 2002 and $1.1 million for the six months ended June 30, 2001.

Restructuring and impairment charges.    In April 2002, we completed a reduction in workforce, which resulted in the termination of 34 employees, or approximately 28% of our workforce. The affected employees included full-time regular employees across all departments. Employee separation expenses were primarily comprised of severance pay. All of the affected employees were terminated as of June 30, 2002, and we paid approximately $216,000 in separation benefits. The employee separation expenses were classified as salaries and other personnel-related costs and allocated to the appropriate functional department. There are no remaining cash payments related to these actions.

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

During the six months ended June 30, 2002, we recorded restructuring and impairment charges of approximately $4.7 million in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) , SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SAB 100, Restructuring and Impairment Charges. Our recent restructuring initiatives involved strategic decisions to cease providing certain services and consolidate its corporate facilities. Approximately $1.0 million related to equipment charges resulting from our decision to exit our application service provider business. The remaining $3.7 million related to consolidation of our corporate facilities and termination of the long-term facility lease contract for an unutilized facility located in Mountain View, California. The facility charge is comprised of $3.2 million for settlement costs and forfeiture expenses associated with the building and abandonment of leasehold improvements, furniture and fixtures, partially offset by previously recorded deferred rent of approximately $434,000. During the six months ended June 30, 2002, the security deposit of approximately $201,000 was forfeited, we paid $3.0 million in contract termination costs and approximately $177,000 in legal, consulting and administrative fees and $135,000 for building maintenance and abandonment of fixed assets. In addition, we issued $40,000 in common stock to a consultant for services in lieu of cash payment. At June 30, 2002, the following remained unpaid: $30,000 in legal, consulting and administrative fees and approximately $95,000 for building maintenance and abandonment of fixed assets.

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

Interest and other income (expense).    During the six months ended June 30, 2002, we recorded a net expense, for interest and other income, of $158,000 compared to net income of $320,000 for the six months ended June 30, 2001, primarily due to a decrease in our cash and investment balances and lower interest rates earned on our investments coupled with losses on foreign exchange, partially offset by a decrease in interest costs on our equipment loans and leases.

Liquidity and Capital Resources

Funding to date

At June 30, 2002, we had cash and cash equivalents and short-term investments of $10.3 million compared to $23.7 million at December 31, 2001.

In June 2001, we entered into a $50.0 million common stock equity line with Rellian Investments Limited, pursuant to which, in the event we draw down on the equity line, we may be required to issue up to 4,520,449 shares of our common stock. In the same transaction, we issued a warrant to Rellian Investments Limited for 100,000 shares of our common stock and a warrant to Pacific Crest Securities, Inc. for 100,000 shares of our common stock. We are able to draw down on the common stock equity line on a monthly basis, subject to certain conditions. The formula used to calculate the amount available includes a specified percentage of the total trading volume and volume weighted average price of our stock over the 60 calendar days prior to the draw, less a 7% discount. At June 30, 2002, we did not meet the minimum draw amount. As such, no amounts were available under the line.

Uses and sources of cash

Net cash used in operating activities was $12.4 million for the six months ended June 30, 2002 and $13.0 million for the six months ended June 30, 2001, and was primarily used to fund our net losses. Net cash used for operating activities during the six months ended June 30, 2002 related primarily to a net loss of $15.7 million partially offset by the non-cash portion of restructuring and impairment charges of $1.4 million and non-cash expenses for depreciation, amortization and stock compensation of $3.1 million, and other changes in working capital. Net cash used for operating activities during the six months ended June 30, 2001 related primarily to a net loss of $17.3 million partially offset by non-cash expenses for depreciation, amortization and stock compensation of $4.0 million and other changes in working capital.

Net cash provided by investing activities was $3.6 million for the six months ended June 30, 2002 and net cash used in investing activities was $1.4 million for the six months ended June 30, 2001. Net cash provided by investing activities during the six months ended June 30, 2002 related primarily to the sale of short-term assets of $3.9 million, partially offset by purchase of capital equipment expenditures of $355,000. Net cash used during the six months ended June 30, 2001 related to the purchase of capital equipment expenditures, primarily relating to the purchase of computer hardware and software, office furniture and equipment, and leasehold improvements. We do not expect to substantially increase our capital expenditures in the foreseeable future, nor do we anticipate incurring any significant new lease commitments.

Net cash used in financing activities was $637,000 for the six months ended June 30, 2002 and net cash provided by financing activities was $1.1 million for the six months ended June 30, 2001. Net cash used in financing activities for the six months ended June 30, 2002 related primarily to repayment of borrowings of $727,000 partially offset by issuance of common stock and collection of notes receivable from stockholders of $71,000. Net cash provided by financing activities for the six months ended June 30, 2001 related primarily to borrowings of $1.2 million under certain equipment leases and issuance of common stock of $418,000 partially offset by repayment of borrowings of $536,000.

We anticipate using available cash to provide working capital and otherwise fund our operations and to purchase capital equipment and make leasehold improvements.

Future funding requirements

During the first quarter of 2002, we consolidated our corporate facilities and discontinued our secure data center operations. As a result, we reduced our workforce from 194 to 147 as of June 30, 2002. Accordingly, we do not expect operating expenses to increase significantly over the next several quarters. We anticipate that our operating expenses and planned capital expenditures will constitute the most significant use of our cash resources. We may also utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies and product lines.

We believe that our existing cash, cash equivalents and short-term investments together with the expected cash receipts from future revenues will be sufficient to meet our working capital needs for at least the next 12 months. However, if for any reason demand for our products does not meet our expectations, we may need to raise additional funds before then. Even if not required, we may seek additional financing at any time over the next 12 months to improve our overall financial position. We may not be able to obtain adequate or favorable financing at these times. Any additional financing may dilute your ownership interest in Valicert. New equity securities could have rights senior to those of our common stockholders.

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

We adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 provides that intangible assets with indefinite useful lives will not be amortized, but will be tested at least annually for impairment. Since adopting SFAS No. 142, we no longer amortize goodwill and acquired workforce with a net carrying value of $7.5 million at January 1, 2002, resulting in a reduction in annual amortization expense of $2.5 million. We performed the required transitional impairment tests during the quarter ended June 30, 2002 and determined that there was no impairment upon adoption of SFAS. No. 142. We will perform goodwill impairment tests on an annual basis and when circumstances suggest impairment may have occurred.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Factors That May Impact Future Results

Risks Related to Compliance with NASDAQ Requirements

If our common stock price remains under $1.00, or if we otherwise fail to comply with Nasdaq Rules, our common stock may be delisted from The Nasdaq National Market, which could eliminate the trading market for our common stock.

If the market price for our common stock remains below $1.00 per share through September 9, 2002 or we otherwise fail to meet certain criteria for continued listing on The Nasdaq National Market, we have been notified by Nasdaq that our common stock may be delisted. Should our common stock be delisted from The Nasdaq National Market, our common stock would trade on either The Nasdaq SmallCap Market or Over-the-Counter (OTC). If the market price for our common stock remains below $1.00 through December 9, 2002 or we otherwise fail to meet criteria for listing, our common stock would not be eligible to trade on The Nasdaq SmallCap Market. If our common stock is traded OTC, you likely would find it more difficult to trade in or obtain accurate quotations for the market price of our common stock.

If our common stock is considered “penny stock” under Section 15(g) of the Securities Exchange Act of 1934, as amended, it would be subject to rules that impose additional sales practices in broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock and the ability of investors to sell the common stock.

The market price per share of our common stock following a reverse split may drop and may not remain in excess of the $1.00 minimum bid price as required by Nasdaq, as downward pressure may be created by such split or other factors may arise.

As a means to conform to the Nasdaq minimum price rule, we may request stockholders to approve a reverse stock split for the purpose of increasing our stock price above $1.00 per share We cannot predict whether a reverse stock split, if completed, will increase the market price for our common stock. The history of similar stock split combinations for companies in like circumstances is varied. There is no assurance that the market price per share of our common stock following the reverse stock split will remain in excess of the $1.00 minimum bid price as required by Nasdaq or that we will otherwise meet the requirements of Nasdaq for continued inclusion for trading on The Nasdaq National Market. A reverse stock split could negatively impact the value of our common stock by allowing additional downward pressure on the stock price as its relative value becomes greater following the reverse split. In other words, the stock, at its new higher price, has farther to fall and therefore more room for investors to short or otherwise trade the value of the stock downward. Similarly, a delisting may negatively impact the value of the stock as stocks trading on the OTC market are typically less liquid and trade with larger variations between bid and ask price. The market price of our common stock will also be based on our performance and other factors, some of which are unrelated to the number of shares outstanding. If a reverse split is effected and the market price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of a reverse stock split. Furthermore, liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split.

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

We have incurred significant net losses. We incurred net losses of $15.7 million during the six months ended June 30, 2002 and $17.3 million during the six months ended June 30, 2001. As of June 30, 2002, we had incurred cumulative losses of $90.3 million. Recovery of the current economic environment in the United States and globally provide us with little insight into the foreseeable future. If economic conditions worsen, wide acceptance of electronic commerce may be adverse affected. As a consequence, the market for our products and services may fail to develop and grow and we may be unable to achieve our financial targets.

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

A limited number of customers have accounted for a significant portion of our revenues. For the three months ended June 30, 2002, five customers accounted for 39.0% of total revenues. For the three months ended June 30, 2002, five customers accounted for 51.1% of total revenues. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers. We do not have long-term contracts with our customers that obligate them to license our software products or use our services. We cannot be certain that we will retain our customers or that we will be able to obtain new customers. If we were to lose one or more customers, our revenues could decline.

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

Products and services provided to our international customers accounted for 56.7% of our revenues during the three months ended June 30, 2002 and 74.1% of our revenues during the three months ended June 30, 2001. Conducting business outside of the United States subjects us to additional risks, including:

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

        We also must continue to train, retain, and motivate highly skilled technical, managerial, sales and marketing and professional services personnel. Due to the various workforce reductions that we completed, the moral of our remaining employees may decrease, and we may be unable to retain them. In addition, if our stock price decreases substantially, it may be more difficult to retain employees who consider stock options an important part of their compensation package. If we encounter difficulties retaining software engineering personnel at a critical stage of product development, our relationship with existing and future customers could be harmed. The failure to retain necessary technical, managerial, sales, marketing and professional services personnel could harm our business and our ability to obtain new customers and develop new products.

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

If we are unable to raise additional capital when needed, we may be unable to develop or enhance our products, services and markets.

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

We may be required to record impairment charges related to our goodwill in future quarters.

At June 30, 2002, we had recorded goodwill with a net book value of $7.4 million related to our 1999 acquisition of Receipt.com. We test goodwill for impairment at least annually and when evidence of an impairment exists. We do not believe that any events have occurred to indicate that an impairment exists at June 30, 2002. However, if future financial performance or other events indicate that the value of our recorded goodwill is impaired, we may be required to record impairment charges which could have a material adverse effect on our reported results.

Legislative actions and potential new accounting pronouncements are likely to cause our general and administrative expenses to increase and impact our future financial position and results of operations.

        In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as proposed changes to listing standards by Nasdaq, and proposed accounting changes by the Securities and Exchange Commission, we may be required to increase our internal controls, hire additional personnel and additional outside legal, accounting and advisory services, all of which could cause our general and administrative costs to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as compensation expense among others, could increase the expenses that we report under GAAP and adversely affect our operating results.

Risks Related to Our Industry

The markets for secure online transaction products and services generally, and our products and services specifically, are new and may not develop, which would harm our business.

The market for our products and services is new and evolving rapidly. If the market for our products and services fail to develop and grow, or if our products and services do not gain broad market acceptance, our business and prospects will be harmed. In particular, our success will depend upon the adoption and use by current and potential customers and their end-users of secure online transaction products and services. Our success will also depend upon acceptance of our technology as the standard for providing these products and services. The adoption and use of our products and services will involve changes in the manner in which businesses have traditionally completed transactions. We cannot predict whether our products and services will achieve any market acceptance. Our ability to achieve our goals also depends upon rapid market acceptance of future enhancements of our products. Any enhancement that is not favorably received by customers and end-users may not be profitable and, furthermore, could damage our reputation or brand name.

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

FOREIGN CURRENCY RISK

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

As of June 30, 2002, we have not entered into any derivative contracts, either for hedging or trading purposes.

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Valicert’s Annual Meeting of Stockholders was held on May 29, 2002 in Mountain View, California. Proxies representing 16,908,002 shares of common stock or 73.39% of the total outstanding shares were voted at the Annual Meeting of Stockholders. The table below presents the voting results :

Election of Class II Director

	Votes For	Votes Withheld
John Johnston	16,896,318	11,684

Appointment of Independent Auditors

The stockholders approved the appointment of Deloitte & Touche LLP as our independent public auditors for the fiscal year ending December 31, 2002. The proposal received 16,789,300 affirmative votes, 117,957 negative votes, and 750 abstentions.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company is incorporated by reference to the Company’s Registration Statement on Form S-8, as filed on January 22, 2001.

3.2	Amended and Restated Bylaws of the Company is incorporated by reference to the Company’s Registration Statement on Form S-8, as filed on January 22, 2001.

4.1	Amended and Restated Rights Agreement dated as of July 21, 1999 is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on July 27, 2000.

4.2	Registration Rights Agreement dated as of June 15, 2002 is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on July 25, 2001.

4.3	Escrow Agreement dated as of June 15, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on July 25, 2001.

4.4	Common Stock Purchase Agreement dated as of November 14, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed on December 6, 2001.

4.5	Form of Common Stock Warrant dated as of November 14, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed on December 6, 2001.

4.6	Registration Rights Agreement dated as of November 14, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed on December 6, 2001.

4.7	Asset Purchase and Sale Agreement dated as of December 12, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3/A, as filed on January 18, 2002.

4.8	Registration Rights Agreement dated as of December 21, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3/A, as filed on January 18, 2002.

99.1	Certification by Chief Executive Officer.

99.2	Certification by Chief Financial Officer.

None.

(b)    Reports on Form 8-K.

Current report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VALICERT, INC.

By:	/s/ TIMOTHY CONLEY
Timothy Conley Chief Financial Officer

Dated: August 14, 2002