Form 10-Q
period 2002-09-30
VALICERT INC
filed 2002-11-13
CIK 1114040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2002
Common Stock, $0.001 par value	25,553,935 shares

VALICERT, INC.

PART I

ITEM 1.    FINANCIAL STATEMENTS

VALICERT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$6,100	$23,717
Accounts receivable, net	2,238	3,441
Prepaid expenses and other current assets	863	1,214

Total current assets	9,201	28,372
Property and equipment, net	1,879	4,508
Goodwill, net	7,352	7,352
Intangible assets, net	297	755
Other assets	776	945

Total assets	$19,505	$41,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,603	$6,623
Deferred revenue	2,574	3,782
Current portion of long-term debt	1,381	1,546

Total current liabilities	7,558	11,951
Long-term debt	532	1,547

Total liabilities	8,090	13,498

Contingencies (Note 8)

Stockholders’ equity:
Common stock	106,959	108,193
Deferred stock compensation	(1,450)	(3,732)
Notes receivable from stockholders	—	(1,523)
Accumulated other comprehensive income	—	73
Accumulated deficit	(94,094)	(74,577)

Total stockholders’ equity	11,415	28,434

Total liabilities and stockholders’ equity	$19,505	$41,932

See accompanying notes to these condensed consolidated financial statements.

VALICERT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Software license	$994	$4,433	$3,907	$12,128
Subscription fees and other services	1,428	2,447	5,219	5,829

Total revenues	2,422	6,880	9,126	17,957

Cost of revenues:
Software license	50	127	353	556
Subscription fees and other services	393	2,004	2,566	6,505

Total cost of revenues	443	2,131	2,919	7,061

Gross profit	1,979	4,749	6,207	10,896

Operating expenses:
Research and development	1,627	2,785	5,955	9,439
Sales and marketing	2,750	5,474	8,929	17,324
General and administrative	899	1,413	3,121	3,978
Amortization of goodwill and intangible assets	153	802	459	2,389
Stock compensation *	293	487	2,298	1,575
Restructuring and impairment charges	—	—	4,736	—

Total operating expenses	5,722	10,961	25,498	34,705

Operating loss	(3,743)	(6,212)	(19,291)	(23,809)
Interest and other income (expense), net	(68)	111	(226)	429

Net loss	(3,811)	(6,101)	(19,517)	(23,380)

Other comprehensive loss:
Unrealized gain (loss) on short-term investments	20	—	(74)	—

Comprehensive loss	$(3,791)	$(6,101)	$(19,591)	$(23,380)

Basic and diluted net loss per share	$(0.15)	$(0.27)	$(0.77)	$(1.06)

Shares used in computation of basic and diluted net loss per share	25,421	22,264	25,295	22,007

* Stock compensation
Costs of subscription fees and other services	$7	$57	$78	$180
Research and development	65	110	472	373
Sales and marketing	155	107	1,108	388
General and administrative	66	213	640	634

Total	$293	$487	$2,298	$1,575

See accompanying notes to these condensed consolidated financial statements.

VALICERT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(19,517)	$(23,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,231	2,005
Stock compensation	2,298	1,575
Amortization of goodwill and intangible assets	459	2,389
Issuance of common stock and options for services	40	69
Interest on stockholder notes	(27)	(27)
Amortization of warrants issued in connection with debt financing	67	—
Non-cash restructuring and impairment charges	1,245	—
Impairment of software	147	—
Changes in assets and liabilities:
Accounts receivable	1,203	386
Prepaid expenses and other current assets	284	(303)
Other assets	(32)	(97)
Accounts payable and accrued liabilities	(2,402)	(190)
Deferred revenue	(1,208)	2,545

Net cash used in operating activities	(16,212)	(15,028)
Cash flows from investing activities:
Purchases of property and equipment, net	(241)	(1,582)
Proceeds from sale of short-term investments	8,897	—

Net cash provided by (used in) investing activities	8,656	(1,582)
Cash flows from financing activities:
Proceeds from issuance and repurchase of common stock, net	18	779
Collection of notes receivable from stockholders	71	69
Repayment of borrowings	(1,180)	(868)
Proceeds from borrowings	—	1,195

Net cash provided by (used in) financing activities	(1,091)	1,175
Net decrease in cash and equivalents	(8,647)	(15,435)
Cash and cash equivalents—beginning of period	14,747	37,523

Cash and cash equivalents—end of period	$6,100	$22,088

Non-cash financing activities:
Deemed conversion of full-recourse notes receivable from stockholders to non-recourse	$539	$—

Supplemental disclosure of cash flow information—cash paid during the period for interest	$199	$364

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

The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

Note 2.    Equity Line of Credit

In June 2001, the Company entered into a common stock purchase agreement (“equity line”) with an investor for up to $50.0 million in equity financing over a 36-month period. Use of the equity line is subject to a number of terms and conditions. At September 30, 2002, no amounts were available under the line as we did not meet the minimum draw amount. Related to the equity line, the Company granted the investor and a third party warrants to buy 200,000 shares of common stock at an exercise price of $2.92 per share. The warrants expire three years from the issuance date and had a fair market value of $282,000, which will be offset against the proceeds of any future drawdowns under the equity line. The fair value of the warrants was determined by using the Black-Scholes model with the following assumptions: expected life of 10 years; risk-free interest of 6.06%; volatility of 100%; and no dividends during the expected term.

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss (numerator), basic and diluted	$(3,811)	$(6,101)	$(19,517)	$(23,380)
Shares (denominator):
Weighted average common shares outstanding	25,540	22,834	25,503	22,791
Weighted average common shares subject to repurchase and held in escrow	(119)	(570)	(208)	(784)

Shares used in computation, basic and diluted	25,421	22,264	25,295	22,007

Net loss per share, basic and diluted	$(0.15)	$(0.27)	$(0.77)	$(1.06)

At September 30, 2002 and 2001, options to purchase 4,456,583 and 4,342,952 shares of common stock, respectively, and warrants to purchase 1,129,397 and 595,399 shares of common stock, respectively, were excluded from the calculation of diluted net loss per share, as their inclusion would be antidilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss:
As reported	$(3,811)	$(6,101)	$(19,517)	$(23,380)
add: goodwill amortization, net of taxes	—	613	—	1,823
add: acquired workforce amortization, net of taxes	—	36	—	108

As adjusted	$(3,811)	$(5,452)	$(19,517)	$(21,449)

Basic and diluted net loss per share:
As reported	$(0.15)	$(0.27)	$(0.77)	$(1.06)

As adjusted	$(0.15)	$(0.24)	$(0.77)	$(0.97)

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Note 6.    Stock Compensation

During the three months ended June 30, 2002, management determined that certain full-recourse notes, which had originally been issued to employees to exercise stock options, may not be pursued or collected. Under the provisions of EITF Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, this determination required the Company to consider all outstanding full-recourse notes to be converted, for accounting purposes, to non-recourse notes. All stock options previously exercised under full-recourse notes were deemed, for accounting purposes, to have been cancelled and replaced with new stock option awards under non-recourse notes. Accordingly, the Company recorded a charge of $938,000 related to the excess of the outstanding principal and interest balance of the notes over the fair value of the underlying stock at June 30, 2002. In addition, the Company expensed $250,000 of unamortized deferred stock compensation related to the unvested portion of the original stock options. Subsequent to June 30, 2002, 1,008,725 shares of common stock underlying these notes will be subject to variable accounting.

Note 7.    Restructuring Charges

During the nine months ended September 30, 2002 we completed several reductions in workforce, which resulted in the termination of a total of 107 employees. The affected employees included full-time regular employees across all departments. Employee separation expenses were primarily comprised of severance pay. All of the affected employees were terminated as of September 30, 2002, and we paid approximately $1.1 million in separation benefits. The employee separation expenses were classified as salaries and other personnel-related costs and allocated to the appropriate functional department. At September 30, 2002 approximately $300,000 was accrued for remaining payments related to these actions.

During the nine months ended September 30, 2002, the Company recorded restructuring and impairment charges of approximately $4.7 million in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and Staff Accounting Bulletin (“SAB”) 100, Restructuring and Impairment Charges. The Company’s restructuring initiatives involved strategic decisions to cease providing certain services and to consolidate its corporate facilities. Of the $4.7 million, approximately $1.0 million related to equipment charges resulting from management’s decision to exit its application service provider business. The remaining $3.7 million related to consolidation of the Company’s corporate facilities and termination of the long-term facility lease contract for an unutilized facility located in Mountain View, California. The facility charge is comprised of $3.2 million for settlement costs and forfeiture expenses associated with the building and abandonment of leasehold improvements, furniture and fixtures, partially offset by previously recorded deferred rent of approximately $434,000. During the nine months ended September 30, 2002, the security deposit of approximately $201,000 was forfeited, the Company paid $3.0 million in contract termination costs, approximately $177,000 in legal, consulting and administrative fees and $135,000 for building maintenance and abandonment of fixed assets. In addition, the Company issued $40,000 in common stock to a consultant for services in lieu of cash payment. At September 30, 2002, the following remained unpaid: $30,000 in legal, consulting and administrative fees and approximately $82,000 for building maintenance and abandonment of fixed assets.

Note 8.    Contingencies

A class action lawsuit was filed on December 3, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of Valicert common stock alleging violations of federal securities laws. Lachance v. Valicert, Inc. et al., No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offerings Securities Litigation, No. 21 MC 92 (SAS). The case is brought purportedly on behalf of all persons who purchased the Company’s common stock from July 27, 2000 through December 6, 2000. The complaint names as defendants the Company, its former chief executive officer, its chief financial officer, and an investment banking firm that served as an underwriter for the Company’s initial public offering in July 2000.

The amended complaint alleges that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company’s stock sold in the initial public offering, and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company’s stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst repots were issued. No specific damages are claimed. The Company believes that the allegations are without merit and intends to contest them vigorously. Because management believes that it is not possible at the current time to estimate the amount of the probable loss, if any, that might result from this matter, no provision for this matter has been made in the Company’s consolidated financial statements.

In addition, the Company is occasionally involved in other legal proceedings arising in the normal course of its business. Failure to prevail could have a material adverse effect on our financial position, results of operation and cash flows in the future.

Note 9.    Subsequent Events

In October 2002, the Company completed an additional reduction in force, resulting in the termination of 20 employees. These actions will result in additional charges during the quarter ending December 31, 2002.

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

Valuation of long-lived assets.    Our long-lived assets include goodwill and other intangible assets. At September 30, 2002, we had $7.6 million of goodwill and other intangible assets, accounting for 39.2% of our total assets. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and are required to analyze our goodwill for impairment on an annual basis and when circumstances suggest impairment may have occurred. We performed the required transitional impairment tests during the quarter ended June 30, 2002 and determined that there was no impairment upon adoption of SFAS No. 142.

Revenue recognition.    We derive our revenues from software license fees, subscription fees, consulting services, and maintenance and support. Software license revenues are comprised of upfront fees for the use of our software products. We recognize revenue from license fees when:

•	an agreement has been signed;

•	the product has been delivered;

•	vendor-specific objective evidence of fair value exists to allocate a portion of the total fee to any undelivered elements of the arrangement;

•	the fee is fixed or determinable; and

•	collectibility is probable.

When we deliver our software products electronically, we consider the sale complete when we provide the customer with the access codes for immediate possession of the software. When contracts contain multiple product and service elements, we account for the revenue related to these elements using the residual method. We recognize revenues when the fees are fixed and determinable. On occasion, we have in the past, and may in the future, offer extended payment terms beyond our normal business practice. In such cases, we recognize revenue when the fee becomes due. If we do not consider collectibility probable, we recognize revenue when the fee is collected.

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

Although the terms of our software licenses provide for a free warranty period, we do not record a provision for estimated warranty costs, as such costs have historically been immaterial. If the historical data we use to calculate these estimates does not properly reflect future costs, or, if we experience significant, unexpected warranty costs with respect to a new product or a new version of an existing product, our future margins could be negatively affected.

Stock Compensation—At September 30, 2002, 1,008,725 shares of common stock underlying notes receivable are subject to variable accounting. As such, the Company will record additional stock compensation charges related to these shares should the market price of the Company’s common stock rise above certain levels. For 426,546 of these shares, these additional charges will begin when the market price exceeds $0.72 per share. For the remaining 582,179 shares, such charges will commence at various market prices, starting at $3.00 per share.

Equity Line of Credit—In June 2001, Valicert entered into a common stock purchase agreement (“equity line”) with an investor for up to $50.0 million in equity financing over a 36-month period. Use of the equity line is subject to a number of terms and conditions. Related to the equity line, we incurred $452,000 in financing costs, including the cost of warrants granted to the investor and a third party. The costs were deferred to be offset against the proceeds of any future drawdowns under this agreement. If management determines that recoverability of the deferred costs is unlikely, the deferred costs would be expensed at that time. At September 30, 2002, no amounts were available under the line as we did not meet the minimum draw amount.

Results of Operations

The following table sets forth, as a percentage of revenues, certain consolidated statement of operations data for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Software license	41.0%	64.4%	42.8%	67.5%
Subscription fees and other services	59.0%	35.6%	57.2%	32.5%

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Software license	2.1%	1.8%	3.9%	3.1%
Subscription fees and other services	16.2%	29.1%	28.1%	36.2%

Total cost of revenues	18.3%	31.0%	32.0%	39.3%

Gross profit	81.7%	69.0%	68.0%	60.7%

Operating expenses:
Research and development	67.2%	40.5%	65.3%	52.6%
Sales and marketing	113.5%	79.6%	97.8%	96.5%
General and administrative	37.1%	20.5%	34.2%	22.2%
Amortization of goodwill and intangible assets	6.3%	11.7%	5.0%	13.3%
Stock compensation	12.1%	7.1%	25.2%	8.8%
Restructuring and impairment charges	—%	—%	51.9%	—%

Total operating expenses	236.3%	159.3%	279.4%	193.3%

Operating loss	(154.5)%	(90.3)%	(211.4)%	(132.6)%

Interest and other income (expense), net	2.8%	1.6%	(2.5)%	2.4%

Net loss	(157.3)%	(88.7)%	(213.9)%	(130.2)%

Three Months Ended September 30, 2002 and 2001

Net Loss

Our net loss decreased to $3.8 million for the three months ended September 30, 2002 from $6.1 million for the three months ended September 30, 2001. The decrease was due to lower operating expenses and cost of revenues, primarily due to lower personnel-related costs resulting from a reduced workforce. We have incurred cumulative losses of $94.1 million as of September 30, 2002.

Revenues

Total revenues decreased to $2.4 million for the three months ended September 30, 2002 from $6.9 million for the three months ended September 30, 2001. We believe the decrease in revenues was generally due to delayed information technology spending and a slowdown in public key infrastructure spending. In particular, delayed spending by our international customers adversely impacted us, and we also experienced a slowdown in license revenue from service provider customers who remain cautious about making the significant up-front investment needed to enter this business.

Software license revenues accounted for 41.0% of our total revenues for the three months ended September 30, 2002 compared to 64.4% for the three months ended September 30, 2001. Subscription fees and other service revenues accounted for 59.0% of our total revenues for quarter ended September 30, 2002 compared to 35.6% for the quarter ended September 30, 2001. The increase in subscription fees and other service revenues, as a percentage of total revenues, was primarily due to the decrease in software license revenues.

The current economic environment both in the United States of America and globally provides us with limited insight into visibility regarding future revenues. If economic conditions worsen, wide acceptance of electronic commerce may be adversely affected. As a consequence, the market for our products and services may fail to develop and grow and we may be unable to achieve our financial targets.

Cost of Revenues

Cost of software license revenues.    Cost of software license revenues was $50,000 for the three months ended September 30, 2002 compared to $127,000 for the three months ended September 30, 2001. These costs, as a percentage of total revenues, were 2.1% for the quarter ended September 30, 2002 and 1.8% for the quarter ended September 30, 2001. The decrease in cost of software revenues was primarily due to reduced utilization of royalty-bearing technology licensed from third parties.

Cost of subscription fees and other services revenues.    Cost of subscription fees and other services revenues relate to operating our secure data center and providing consulting and support services. These costs include salaries and other personnel-related costs, depreciation, telecommunications and other costs of operating and maintaining our secure data center. Our cost of subscription fees and other services revenues decreased to $393,000 for the three months ended September 30, 2002 from $2.0 million for the three months ended September 30, 2001. The decrease of $1.6 million was primarily due to the fact that in January 2002 we completed a reduction in workforce, which resulted in the termination of approximately 75% of the secure data center workforce, and the actions taken to close the customer data center. In April 2002, we completed an additional reduction in workforce that resulted in the termination of 35% of our consulting and support services workforce. In July 2002, we completed an additional reduction in workforce that resulted in the termination of 38% of our consulting and support services workforce.

As a percentage of total revenues, cost of subscription fees and other services revenues was 16.2% for the three months ended September 30, 2002, as compared to 29.1% for the three months ended September 30, 2001. This decreased percentage was primarily due to lower costs for the three months ended September 30, 2001 as compared to the three months ended September 30, 2002.

We expect that the cost of subscription fees and other service revenue will continue to decrease throughout 2002, primarily due to the closure of our secure data center in the first quarter of 2002 and additional reductions of the workforce during 2002.

Operating Expenses

Research and development.    Research and development expenses consist of salaries and other personnel-related costs, third-party consulting services, and the cost of facilities and computer equipment. Research and development expenses decreased to $1.6 million for the three months ended September 30, 2002 from $2.8 million for the three months ended September 30, 2001, a decrease of 41.6%. Of this decrease, $363,000 related to facilities costs, $450,000 related to the decrease in use of third-party consultants and contractors, and $1.0 million related to salaries and other personnel-related costs due to a decrease in average headcount in the quarter ended September 30, 2002, as compared to the same quarter in 2001. Research and development expenses as a percentage of total revenues were 67.2% for the quarter ended September 30, 2002, compared to 40.5% for the quarter ended September 30, 2001. During 2002, we established a development facility in Bangalore, India in order to continue our investment in product development and support but at a lower cost structure as compared to that in the United States. We employed approximately 45 employees in India at September 30, 2002. We expect that research and development expenses will continue to decline in fiscal 2002, primarily as a result of our workforce reductions and lower operating costs for the India development center.

Sales and marketing.    Sales and marketing expenses consist of salaries and other personnel-related costs, sales commissions, tradeshows, marketing programs, travel, facilities and computer equipment. Sales and marketing expenses decreased to $2.8 million for the three months ended September 30, 2002 from $5.5 million for the three months ended September 30, 2001, a decrease of 49.8%. Of this decrease, caused primarily by a reduction in the sales and marketing headcount, $1.4 million related to reduced salaries and other personnel related costs, $601,000 related to reduced tradeshows and marketing programs, $357,000 related to the decrease in use of third-party consultants and contractors, and $240,000 related to lower facilities costs. We experienced a 64.8% decrease in revenues from the quarter ended September 30, 2001, as compared to the quarter ended September, 30, 2002, which resulted in a significant decrease in commission expense for the quarter ended September 30, 2002, reflected in the salaries and other personnel related costs. Sales and marketing costs as a percentage of total revenues were 113.5% for the three months ended September 30, 2002, compared to 79.6% for the three months ended September 30, 2001. During the third quarter of 2002, we closed our international sales office in France. We expect that sales and marketing expenses will decline in absolute dollars in 2002 primarily due to reductions in workforce, but will fluctuate as a percentage of total revenues for the foreseeable future.

General and administrative.    General and administrative expenses consist of salaries and other personnel-related costs for our administrative, finance, and human resources employees; legal and accounting services; and facilities costs. General and administrative expenses decreased to $899,000 for the three months ended September 30, 2002 from $1.4 million for the three months ended September 30, 2002, a decrease of 36.4%. Of this decrease, $245,000 related to a decrease in use of third-party consultants and contractors and $205,000 related to lower salaries and other personnel related costs as a result of the reduction in the general and administrative headcount. General and administrative costs as a percentage of total revenues were 37.1% for the three months ended September 30, 2002, compared to 20.5% for the three months ended September 30, 2001. This increase was a result of our lower revenues in the quarter . We expect that general and administrative expenses will not decrease significantly in absolute dollars, but will fluctuate as a percentage of total revenue for the foreseeable future.

Amortization of goodwill and intangibles.    Amortization of intangibles, related to the acquisition of Receipt.com, was $153,000 for the three months ended September 30, 2002 as compared to amortization of goodwill and intangibles of $802,000 for the three months ended September 30, 2001. The decrease in this expense is due to our adoption of SFAS No. 142, Goodwill and Intangible Assets. As of January 1, 2002, and in accordance with SFAS No. 142, we no longer amortize goodwill or certain intangibles. No impairment charges related to goodwill have been taken as of September 30, 2002.

Stock compensation.    Deferred stock compensation represents the difference between the exercise price of stock options granted and the estimated fair market value of the underlying common stock on the date of the grant. As of July 2000, we had recorded deferred stock compensation of $3.7 million for stock options we assumed as part of our acquisition of Receipt.com and an additional $6.0 million related to the grant of other employee stock options (net of $2.0 million reversed due to the cancellation of options of terminated employees). Deferred stock compensation is being amortized over the vesting period of the underlying options (generally four years) through September 30, 2004, which resulted in an expense of $293,000 for the quarter ended September 30, 2002 and $487,000 for the quarter ended September 30, 2001. We expect amortization of deferred stock compensation to decrease in 2002 due to the cancellation of additional options as a result of our recent reductions in workforce.

Restructuring and impairment charges.    In July 2002, we completed a reduction in workforce, which resulted in the termination of 26 employees, or approximately 25% of our workforce. The affected employees included full-time regular employees across all departments. Employee separation expenses were primarily comprised of severance pay. All of the affected employees were terminated as of September 30, 2002, and we recorded approximately $610,000 in separation benefits. The employee separation expenses were classified as salaries and other personnel-related costs and allocated to the appropriate functional department. At September 30, 2002 approximately $300,000 was accrued for remaining payments related to these actions.

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

Interest and other income (expense).    During the three months ended September 30, 2002, we recorded a net expense, for interest and other income, of $68,000, as compared to net income of $111,000 for the three months ended September 30, 2001. This decrease was primarily due to a decrease in our cash and investment balances and lower interest rates earned on our investments, partially offset by a decrease in interest costs on our equipment loans and leases.

Nine Months Ended September 30, 2002 and 2001

Net Loss

Our net loss decreased to $19.5 million for the nine months ended September 30, 2002 from $23.4 million for the nine months ended September 30, 2001. The decrease was due to lower operating expenses and cost of revenues, primarily due to multiple reductions in workforce, and was partially offset by a decrease in revenues.

Revenues

Total revenues decreased to $9.1 million for the nine months ended September 30, 2002 from $18.0 million for the nine months ended September 30, 2001. We believe the decrease in revenues was primarily due to delayed information technology spending and a slowdown in public key infrastructure spending. In particular, delayed spending by our international customers adversely impacted us, and we also experienced a slowdown in license revenue from service provider customers, who remain cautious about making the significant up-front investment needed to enter this business.

Software license revenues accounted for 42.8% of our total revenues for the nine months ended September 30, 2002 compared to 67.5% for the nine months ended September 30, 2001. Subscription fees and other service revenues accounted for 57.2% of our total revenues for the nine months ended September 30, 2002 compared to 32.5% for the nine months ended September 30, 2001. The increase in subscription fees and other service revenues, as a percentage of total revenues, was primarily due to a decrease in software license revenues.

Cost of Revenues

Cost of software license revenues.    Cost of software license revenues was $353,000 for the nine months ended September 30, 2002 compared to $556,000 for the nine months ended September 30, 2001. These costs, as a percentage of total revenues, were 3.9% for the nine months ended September 30, 2002 and 3.1% for the nine months ended September 30, 2001. The slight decrease in cost of software revenues as a percentage of total revenues for the nine months ended September 30, 2002 compared to the same nine month period in 2001 was primarily due to the our reduced utilization of royalty-bearing technology licensed from third parties, partially offset by a charge of approximately $147,000 taken during the period for licensed software deemed obsolete.

Cost of subscription fees and other services revenues.    Our cost of subscription fees and other services revenues decreased to $2.6 million for the nine months ended September 30, 2002 from $6.5 million for the nine months ended September 30, 2001. The decrease of $3.9 million was primarily due to the fact that in January 2002 we completed a reduction in workforce, which resulted in the termination of approximately 75% of the secure data center workforce, and the subsequent actions taken to close the customer data center. In April 2002, we completed an additional reduction in workforce that resulted in the termination of 35% of our consulting and support services workforce. In July 2002, we completed an additional reduction in workforce that resulted in the termination of 38% of our consulting and support services workforce.

As a percentage of total revenues, cost of subscription fees and other services revenues was 28.1% for the nine months ended September 30, 2002 as compared to 36.2% for the nine months ended September 30, 2001. This decrease can be attributed to growth in maintenance and support and subscription fees revenues that exceeded the respective cost from the nine months ended September 30, 2001 to 2002.

Operating Expenses

Research and development.    Research and development expenses decreased to $6.0 million for the nine months ended September 30, 2002, from $9.4 million for the nine months ended September 30, 2001, a decrease of 36.2%. Of this decrease, $738,000 related to the reduction in use of third-party consultants and contractors, $621,000 related to facilities costs and $2.1 million related to salaries and other personnel-related costs due to a decrease in headcount in the nine months ended September 30, 2002, as compared to the same period in 2001. Research and development expenses as a percentage of total revenues increased to 65.3% for the nine months ended September 30, 2002 compared to 52.6% for the nine months ended September 30, 2001. The increase is due to the fact that our revenues decreased at a greater rate than our expenses.

Sales and marketing.    Sales and marketing expenses decreased to $8.9 million for the nine months ended September 30, 2002 from $17.3 million for the nine months ended September 30, 2001, a decrease of 48.5%. Of this decrease, caused primarily by reductions in sales and marketing headcount, $5.1 million related to reduced salaries and other personnel related costs, $1.3 million related to reduced tradeshows and marketing programs and $526,000 related to a decrease in use of third-party consultants and contractors. We experienced a 49.2% decrease in total revenues from the nine months ended September 30, 2001 compared to the same period in 2002, which resulted in a significant decrease in commission expense for the nine months ended September 30, 2002. Sales and marketing costs as a percentage of total revenues were 97.8% for the nine months ended September 30, 2002, compared to 96.5% for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, we closed international sales offices in Argentina, Canada, France, Hong Kong, Singapore and Spain.

General and administrative.    General and administrative expenses decreased to $3.1 million for the nine months ended September 30, 2002 compared to $4.0 million for the nine months ended September 30, 2001. Of this decrease, $789,000 related to a decrease in use of third-party consultants and contractors. General and administrative costs as a percentage of total revenues were 34.2% for the nine months ended September 30, 2002, compared to 22.2% for the nine months ended September 30, 2001. The increase in general and administrative expenses as a percentage of total revenues increased for the first nine months of 2002 because our revenues decreased at a greater rate than our expenses.

Amortization of goodwill and intangibles.    Amortization of intangibles, related to the acquisition of Receipt.com, was $459,000 for the nine months ended September 30, 2002 as compared to amortization of goodwill and intangibles of $2.4 million for the nine months ended September 30, 2001. The decrease in this expense was due to our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets. As of January 1, 2002, and in accordance with SFAS No. 142, we no longer amortize goodwill or certain intangibles. No impairment charges related to goodwill have been taken as of September 30, 2002.

Stock compensation.    Deferred stock compensation represents the difference between the exercise price of stock options granted and the estimated fair market value of the underlying common stock on the date of the grant. As of July 2000, we had recorded deferred stock compensation of $3.7 million for stock options we assumed as part of our acquisition of Receipt.com and an additional $6.0 million related to the grant of other employee stock options (net of $2.0 million reversed due to the cancellation of options of terminated employees). Deferred stock compensation is being amortized over the vesting period of the underlying options (generally four years) through September 30, 2004, which resulted in an expense of $1.1 million for the nine months ended September 30, 2002 and $1.6 million for the nine months ended September 30, 2001.

During the nine months ended September 30, 2002, we determined that certain full-recourse notes, which had originally been issued to employees to exercise stock options, may not be pursued or collected. Under the provisions of Emerging Issues Task Force Issue (“EITF”) No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, this determination required us to consider all outstanding full-recourse notes to be converted, for accounting purposes, to non-recourse notes. All stock options previously exercised under full-recourse notes were deemed, for accounting purposes, to have been cancelled and replaced with new stock option awards under non-recourse notes. Accordingly, we recorded a charge of $938,000 related to the excess of the outstanding principal and interest balance of the notes over the fair value of the underlying stock at June 30, 2002. In addition, during the nine months ended September 30, 2002 we expensed $250,000 of unamortized deferred stock compensation related to the unvested portion of original stock options. Subsequent to September 30, 2002, 1,008,725 shares of common stock underlying these notes are subject to variable accounting.

In July 2002, President Bush signed the Sarbanes-Oxley Act. Among other things, this act prohibits amending or in any way changing the terms of promissory notes to executive officers outstanding as of July 30, 2002. If we fail to pursue or collect, from our executive officers, the amounts owed under these outstanding notes, it may be deemed a violation of the new legislation.

Restructuring and impairment charges.    During the nine months ended September 30, 2002 we completed several reductions in workforce, which resulted in the termination of a total of 107 employees. The affected employees included full-time regular employees across all departments. Employee separation expenses were primarily comprised of severance pay. All of the affected employees were terminated as of September 30, 2002, and we paid approximately $1.1 million in separation benefits. The employee separation expenses were classified as salaries and other personnel-related costs and allocated to the appropriate functional department. At September 30, 2002 approximately $300,000 was accrued for remaining payments related to these actions.

During the nine months ended September 30, 2002, we recorded restructuring and impairment charges of approximately $4.7 million in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) , SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and Staff Accounting Bulletin (“SAB”) 100, Restructuring and Impairment Charges. Our recent restructuring initiatives involved strategic decisions to cease providing certain services and consolidate its corporate facilities. Approximately $1.0 million related to equipment charges resulting from our decision to exit our application service provider business. The remaining $3.7 million related to consolidation of our corporate facilities and termination of the long-term facility lease contract for an unutilized facility located in Mountain View, California. The facility charge is comprised of $3.2 million for settlement costs and forfeiture expenses associated with the building and abandonment of leasehold improvements, furniture and fixtures, partially offset by previously recorded deferred rent of approximately $434,000. During the nine months ended September 30, 2002, the security deposit of approximately $201,000 was forfeited, we paid $3.0 million in contract termination costs and approximately $177,000 in legal, consulting and administrative fees and $135,000 for building maintenance and abandonment of fixed assets. In addition, we issued $40,000 in common stock to a consultant for services in lieu of cash payment. At September 30, 2002, the following remained unpaid: $30,000 in legal, consulting and administrative fees and approximately $82,000 for building maintenance and abandonment of fixed assets.

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

Interest and other income (expense).    During the nine months ended September 30, 2002, we recorded a net expense, for interest and other income, of $226,000 compared to net income of $429,000 for the nine months ended September 30, 2001, primarily due to a decrease in our cash and investment balances and lower interest rates earned on our investments coupled with losses on foreign exchange, partially offset by a decrease in interest costs on our equipment loans and leases.

Liquidity and Capital Resources

Funding to date

At September 30, 2002, we had cash and cash equivalents and short-term investments of $6.1 million compared to $23.7 million at December 31, 2001.

In June 2001, we entered into a $50.0 million common stock equity line with Rellian Investments Limited, pursuant to which, in the event we draw down on the equity line, we may be required to issue up to 4,520,449 shares of our common stock. In the same transaction, we issued a warrant to Rellian Investments Limited for 100,000 shares of our common stock and a warrant to Pacific Crest Securities, Inc. for 100,000 shares of our common stock. We are able to draw down on the common stock equity line on a monthly basis, subject to certain conditions. The formula used to calculate the amount available includes a specified percentage of the total trading volume and volume weighted average price of our stock over the 60 calendar days prior to the draw, less a 7% discount. At September 30, 2002, no amounts were available under the line as we did not meet the minimum draw amount.

Uses and sources of cash

Net cash used in operating activities was $16.2 million for the nine months ended September 30, 2002 and $15.0 million for the nine months ended September 30, 2001, and was primarily used to fund our net losses. Net cash used for operating activities during the nine months ended September 30, 2002 related primarily to a net loss of $19.5 million partially offset by the non-cash portion of restructuring and impairment charges of $1.4 million and non-cash expenses for depreciation, amortization and stock compensation of $4.0 million, and other changes in working capital. Net cash used for operating activities during the nine months ended September 30, 2001 related primarily to a net loss of $23.4 million partially offset by non-cash expenses for depreciation, amortization and stock compensation of $6.05 million and other changes in working capital.

Net cash provided by investing activities was $8.7 million for the nine months ended September 30, 2002 and net cash used in investing activities was $1.6 million for the nine months ended September 30, 2001. Net cash provided by investing activities during the nine months ended September 30, 2002 related primarily to the sale of short-term assets of $8.9 million, partially offset by net purchase of capital equipment expenditures of $241,000. Net cash used during the nine months ended September 30, 2001 related to the purchase of capital equipment expenditures, primarily relating to the purchase of computer hardware and software, office furniture and equipment, and leasehold improvements. We do not expect to substantially increase our capital expenditures in the foreseeable future, nor do we anticipate incurring any significant new lease commitments.

Net cash used in financing activities was $1.1 million for the nine months ended September 30, 2002 and net cash provided by financing activities was $1.2 million for the nine months ended September 30, 2001. Net cash used in financing activities for the nine months ended September 30, 2002 related primarily to repayment of borrowings of $1.2 million partially offset by issuance of common stock and collection of notes receivable from stockholders of $89,000. Net cash provided by financing activities for the nine months ended September 30, 2001 related primarily to borrowings of $1.2 million under certain equipment leases and issuance of common stock of $779,000 partially offset by repayment of borrowings of $868,000.

We anticipate using available cash to provide working capital and otherwise fund our operations and to purchase capital equipment and make leasehold improvements.

Future funding requirements

During the first quarter of 2002, we consolidated our corporate facilities and discontinued our secure data center operations. In addition, we reduced our workforce from 194 to 133 as of September 30, 2002. Accordingly, we do not expect operating expenses to increase significantly over the next several quarters. We anticipate that our operating expenses and planned capital expenditures will constitute the most significant use of our cash resources. We may also utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies and product lines.

        We have cumulative losses of $94.1 million and current negative cash flows. We have taken aggressive cost cutting actions to reduce our future cash requirements. We believe that our existing cash, cash equivalents and short-term investments together with the expected cash receipts from future revenues will be sufficient to meet our working capital needs for at least the next 12 months. However, if for any reason demand for our products does not meet our expectations, we may need to raise additional funds before then. Even if not required, we may seek additional financing at any time over the next 12 months to improve our overall financial position. We may not be able to obtain adequate or favorable financing at these times. Any additional financing may dilute your ownership interest in Valicert. New equity securities could have rights senior to those of our common stockholders.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We adopted SFAS 144 on January 1, 2002. The adoption of this statement did not have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Factors That May Impact Future Results

Risks Related to Compliance with Nasdaq Requirements

In September 2002, we transferred our securities from The Nasdaq National Market to The Nasdaq SmallCap Market, which may affect the liquidity of our stock.

In June 2002, the staff of The Nasdaq National Market advised us that it would delist our stock on September 9, 2002 because we failed to meet certain listing qualifications of The Nasdaq National Market, unless we applied to transfer our securities to The Nasdaq SmallCap Market or requested a hearing to appeal the staff’s determination. We transferred our securities to The Nasdaq SmallCap Market on the opening of the market on September 9, 2002. The transfer from The Nasdaq National Market to The Nasdaq SmallCap Market may be viewed by some investors as less desirable and as a less liquid marketplace.

If our common stock price remains under $1.00, or if we otherwise fail to comply with Nasdaq rules, our common stock may be delisted from The Nasdaq SmallCap Market, which could eliminate the trading market for our common stock.

If the market price for our common stock remains below $1.00 per share through December 9, 2002 or we otherwise fail to meet certain criteria for continued listing on The Nasdaq Small Cap Market, we have been notified by Nasdaq that our common stock may be delisted. Should our common stock be delisted from The Nasdaq Small Cap Market, our common stock would trade on the Over-the-Counter (OTC) Market. If our common stock is traded OTC, you likely would find it more difficult to trade in or obtain accurate quotations for the market price of our common stock.

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

As a means to conform to the Nasdaq minimum price rule, we may request stockholders to approve a reverse stock split for the purpose of increasing our stock price above $1.00 per share. We cannot predict whether a reverse stock split, if completed, will increase the market price for our common stock. The history of similar stock split combinations for companies in like circumstances is varied. There is no assurance that the market price per share of our common stock following the reverse stock split will remain in excess of the $1.00 minimum bid price as required by Nasdaq or that we will otherwise meet the requirements of Nasdaq for continued inclusion for trading on The Nasdaq Small Cap Market. A reverse stock split could negatively impact the value of our common stock by allowing additional downward pressure on the stock price as its relative value becomes greater following the reverse split. In other words, the stock, at its new higher price, has farther to fall and therefore more room for investors to short or otherwise trade the value of the stock downward. Similarly, a delisting may negatively impact the value of the stock as stocks trading on the OTC market are typically less liquid and trade with larger variations between bid and ask price. The market price of our common stock will also be based on our performance and other factors, some of which are unrelated to the number of shares outstanding. If a reverse split is effected and the market price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of a reverse stock split. Furthermore, liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split.

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

We have incurred significant net losses. We incurred net losses of $19.5 million during the nine months ended September 30, 2002 and $23.4 million during the nine months ended September 30, 2001. As of September 30, 2002, we had incurred cumulative losses of $94.1 million. Recovery of the current economic environment in the United States of America and globally provide us with little insight into the foreseeable future. If economic conditions worsen, wide acceptance of electronic commerce may be adversely affected. As a consequence, the market for our products and services may fail to develop and grow and we may be unable to achieve our financial targets.

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

A limited number of customers have accounted for a significant portion of our revenues. For the three months ended September 30, 2002, five customers accounted for 25.6% of total revenues. For the three months ended September 30, 2001, five customers accounted for 54.8% of total revenues. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers. We do not have long-term contracts with our customers that obligate them to license our software products or use our services. We cannot be certain that we will retain our customers or that we will be able to obtain new customers. If we were to lose one or more customers, our revenues could decline.

The length of our sales cycle is uncertain, which may cause our revenues and operating results to vary significantly from quarter to quarter, and could cause our stock price to decline.

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

In addition, because the length of our sales cycle is uncertain, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance. Our failure to meet these expectations would likely cause the market price of our common stock to decline.

Our international business exposes us to additional risks.

Products and services provided to our international customers accounted for 41.7% of our revenues during the three months ended September 30, 2002 and 54.5% of our revenues during the three months ended September 30, 2001. Conducting business outside of the United States subjects us to additional risks, including:

•	changes in regulatory requirements;

•	reduced protection of intellectual property rights;

•	evolving privacy laws;

•	tariffs and other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	problems in collecting accounts receivable; and

•	difficulties in authenticating customer information.

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

We have made recent changes to our management team and board of directors. The result of these changes is uncertain and may not be effective.

John Vigouroux, our former president of field operations was named president and chief executive officer in October 2002 and was also appointed to the board of directors. Joseph (Yosi) Amram resigned as our president and chief executive officer in October 2002. Mr. Amram will continue to act as our advisor and will remain on our board of directors. If Mr. Vigouroux does not effectively integrate into his new leadership role or if he does not work effectively with our existing management team, our business may suffer.

We may be unable to retain qualified personnel, which could harm our business and product development.

We also must continue to train, retain, and motivate highly skilled technical, managerial, sales and marketing and professional services personnel. Due to the various workforce reductions that we completed, the morale of our remaining employees may decrease, and we may be unable to retain them. In addition, if our stock price decreases substantially, it may be more difficult to retain employees who consider stock options an important part of their compensation package. If we encounter difficulties retaining software engineering personnel at a critical stage of product development, our relationship with existing and future customers could be harmed. The failure to retain necessary technical, managerial, sales, marketing and professional services personnel could harm our business and our ability to obtain new customers and develop new products.

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

A class action lawsuit was filed on December 3, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of Valicert common stock alleging violations of federal securities laws. Lachance v. Valicert, Inc. et al., No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offerings Securities Litigation, No. 21 MC 92 (SAS). The case is brought purportedly on behalf of all persons who purchased our common stock from July 27, 2000 through December 6, 2000. The complaint names as defendants the Company; Joseph (Yosi) Amram, former President, Chief Executive Officer, and member of the Board of Directors; Timothy Conley, Vice President, Finance and Chief Financial Officer; and an investment banking firm that served as an underwriter for the our initial public offering in July 2000.

The amended complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, and Section 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the initial public offering, and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed. We believe that the allegations are without merit and we intend to contest them vigorously. We cannot assure you, however, that we will prevail in this lawsuit. Failure to prevail could have a material adverse effect on our financial position, results of operations and cash flows in the future.

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

At September 30, 2002, we had recorded goodwill with a net book value of $7.4 million related to our 1999 acquisition of Receipt.com. We test goodwill for impairment at least annually and when evidence of an impairment exists. We do not believe that any events have occurred to indicate that an impairment exists at September 30, 2002. However, if future financial performance or other events indicate that the value of our recorded goodwill is impaired, we may be required to record impairment charges which could have a material adverse effect on our reported results.

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

The technology used to keep private keys confidential depends in part on the application of mathematical principles and relies on the difficulty of factoring large numbers into their prime number components. If a simpler factoring method is developed, the security of encryption products using public key cryptography technology could be reduced or eliminated. Even if no breakthroughs in factoring or other methods of attacking cryptographic systems are made, factoring problems can theoretically be solved by computer systems significantly faster and more powerful than those presently available. Any significant advance in techniques for attacking cryptographic systems could render some or all of our existing products and services obsolete or unmarketable.

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

As of September 30, 2002, we have not entered into any derivative contracts, either for hedging or trading purposes.

ITEM 4.    CONTROLS AND PROCEDURES

(a)    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days prior to the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)    There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

A class action lawsuit was filed on December 3, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of our common stock alleging violations of federal securities laws. Lachance v. Valicert, Inc. et al., No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS). The case is brought purportedly on behalf of all persons who purchased our common stock from July 27, 2000 through December 6, 2000. The complaint names as defendants the Company, its former chief executive officer, its chief financial officer and an investment banking firm that served as an underwriter for our initial public offering in July 2000.

The amended complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the initial public offering, and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Management believes that the allegations against us and our officers are without merit and intends to contest them vigorously. However, the litigation is in the preliminary stage, and its outcome cannot be predicted. On July 15, 2002, we (and the other issuers named in the lawsuit) moved to dismiss all complaints.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company is incorporated by reference to the Company’s Registration Statement on Form S-8, as filed on January 22, 2001.

3.2	Amended and Restated Bylaws of the Company is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on May 15, 2000.

4.1	Amended and Restated Rights Agreement dated as of July 21, 1999 is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on May 15, 2000.

4.2	Registration Rights Agreement dated as of June 15, 2002 is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on July 25, 2001.

4.3	Escrow Agreement dated as of June 15, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on July 25, 2001.

4.4	Common Stock Purchase Agreement dated as of November 14, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed on December 6, 2001.

4.5	Form of Common Stock Warrant dated as of November 14, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed on December 6, 2001.

4.6	Registration Rights Agreement dated as of November 14, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed on December 6, 2001.

4.7	Asset Purchase and Sale Agreement dated as of December 12, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3/A, as filed on January 18, 2002.

4.8	Registration Rights Agreement dated as of December 21, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3/A, as filed on January 18, 2002.

99.1	Certification of Chief Executive Officer.

99.2	Certification of Chief Financial Officer.

None.

(b)    Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VALICERT, INC.

By:	/s/ TIMOTHY CONLEY
Timothy Conley Chief Financial Officer

Dated:  November 13, 2002

CERTIFICATIONS

I, John Vigouroux, Chief Executive Officer of the registrant, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Valicert, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ JOHN VIGOUROUX
John Vigouroux President and Chief Executive Officer

I, Timothy Conley, Chief Financial Officer of the registrant, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Valicert, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ TIMOTHY CONLEY
Timothy Conley Chief Financial Officer

EXHIBIT INDEX

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company is incorporated by reference to the Company’s Registration Statement on Form S-8, as filed on January 22, 2001.

3.2	Amended and Restated Bylaws of the Company is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on May 15, 2000.

4.1	Amended and Restated Rights Agreement dated as of July 21, 1999 is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on May 15, 2000.

4.2	Registration Rights Agreement dated as of June 15, 2002 is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on July 25, 2001.

4.3	Escrow Agreement dated as of June 15, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on July 25, 2001.

4.4	Common Stock Purchase Agreement dated as of November 14, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed on December 6, 2001.

4.5	Form of Common Stock Warrant dated as of November 14, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed on December 6, 2001.

4.6	Registration Rights Agreement dated as of November 14, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed on December 6, 2001.

4.7	Asset Purchase and Sale Agreement dated as of December 12, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3/A, as filed on January 18, 2002.

4.8	Registration Rights Agreement dated as of December 21, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3/A, as filed on January 18, 2002.

99.1	Certification of Chief Executive Officer.

99.2	Certification of Chief Financial Officer.