Form 10-K
period 2002-12-31
VALICERT INC
filed 2003-03-17
CIK 1114040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002 or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported on The Nasdaq National Market, as approximately $6,302,978. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding at February 28, 2003:    25,362,436

Documents Incorporated by Reference:    None.

VALICERT, INC.

2002 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS

Company Overview

Valicert, Inc., (“Valicert” or the “Company”) develops and licenses secure Internet communications and identity validation software for file transfer, financial messaging, and business process integration. Enterprises and government agencies primarily use our products to accelerate their financial and corporate supply chain processes and exchange sensitive data inside and outside of their organizations. Using our products, our customers may migrate from private computer networks and paper processes to the Internet, thus reducing their expenses and gaining operating efficiencies.

Our products and services are complementary to the enterprise application integration initiatives underway at many large companies today. These initiatives are intended to integrate the various computing systems at companies and connect them electronically to their customers and partners. This integration creates more efficient end-to-end flows of information, such as orders and payments, resulting in potential cost savings for the companies due to more rapid business processing and reduced needs for paperwork and manual re-entry of data. Our software enables companies to use extranets to securely exchange both structured, e.g., Electronic Data Interchange, or EDI, and eXtensible Markup Language, or XML, and unstructured information with business partners. Our products are available on a range of computing platforms, from laptops to servers and mainframes.

During 2002, we undertook a number of changes. We named John Vigouroux, our former president of field operations, as president and chief executive officer in October 2002 and also appointed him to our board of directors. At that time, Joseph (“Yosi”) Amram resigned as our president and chief executive officer, but he continues to act as an advisor and also serves as a member of our board of directors.

During 2002, we reduced operating costs and refocused efforts in the areas of product development, sales and marketing toward secure Internet communications and identity validation. We discontinued our online service and now sell products using a software license model. Our sales and marketing efforts are primarily focused on the financial services, government and healthcare markets. During 2002, we concentrated our direct sales efforts in North America while internationally, we reduced our direct sales resources and now sell primarily through reselling partners. Our reselling partners include Baltimore Technologies, IBM, Mitsui and Company, Ltd., Operational Research Consultants, Raytheon Systems Company, Sierra Systems and Unisys.

In 2001, we had five software products that we were actively developing, marketing, selling and developing. In 2002, we refocused our resources primarily on two products, SecureTransport and Validation Authority. We continue to maintain and support our Document Authority, Digital Receipts, and Transaction Authority products. In addition, in 2002 we successfully started a research and development group in Bangalore, India.

We were incorporated in California in February 1996 and reincorporated in Delaware in May 1998 as Valicert, Inc. Our principal offices are located at 1215 Terra Bella Avenue, Mountain View, California 94043. Our telephone number is (650) 567-5400. Investors may access our filings with the Securities and Exchange Commission on our website, which is located on the Internet at www.valicert.com, but the information on our website does not constitute a part of this annual report on Form 10-K.

Recent Developments

On February 18, 2003, we signed a definitive agreement to merge with Tumbleweed Communications Corp. (“Tumbleweed”) in a stock-for-stock transaction, where each share of our common stock will be exchanged for .385 shares of Tumbleweed common stock, or approximately 9.8 million shares, which will represent approximately 24% of Tumbleweed’s outstanding stock immediately following the closing of the merger. The merger remains subject to certain closing conditions, which includes approval by our stockholders, and there can be no assurances that the merger will be consummated.

In September 2002, we transferred listing of our securities from The Nasdaq National Market to The Nasdaq SmallCap Market.

Industry Background

Reliable and secure electronic delivery of data within an organization and with partners, suppliers and customers is a critical component of modern business operations. Increasingly, traditional paper-based or private network-based methods of data exchange are being replaced by solutions that use the Internet and other Internet protocol, or IP,-based networks to deliver data. However, many important systems in the financial services, government and healthcare markets have been unable to use Internet technology due to an inability to validate the identity of the users of the system. We addressed these market needs by providing secure Internet communications and identity validation software products that are robust, secure, automated and can be integrated into various legacy systems.

Requirement for secure, reliable data transfer and automation between enterprises on the Internet

The Internet, with its global reach, cost-effectiveness and ability to enable real-time interactions, is changing the way in which companies, government agencies, and individuals conduct business and interact with one another. The Internet has enabled organizations to more efficiently communicate and conduct commerce directly with their customers, suppliers and partners. The Internet has traditionally been used for non-critical information publishing, e-mail, and more recently, for business-to-consumer electronic commerce. However, it is being increasingly viewed as a medium for conducting a broad range of business-to-business and other electronic transactions.

Companies have begun adopting secure automated file transfer as a cost-effective way to engage in business-to-business commerce, business-to-bank payments, and to implement EDI over the Internet. Electronic ordering and corporate electronic payments have typically been conducted over private networks or directly connected leased telephone lines, using EDI standards for electronic message formats. These messages typically contain information about purchases, invoices and payments. By moving these EDI messages over the Internet, significant cost savings can be achieved by eliminating costly leased lines and private networks, and by connecting to smaller companies that could not afford the expense of these older ways of sending EDI messages. One advantage of secure automated file transfer is that it does not require extensive changes to existing enterprise systems for users to gain the benefits of electronic connectivity. Secure automated file transfer software can be integrated into existing enterprise software systems.

By regulation, the United States government has mandated that healthcare providers, insurers and claims processing companies must protect the information of patients. This regulation, known as the Healthcare Information Portability and Accountability Act, or HIPAA, defines numerous computer security requirements, including encryption of data during electronic communications that healthcare providers, insurers and claims processing companies must implement. To comply with the requirements of HIPAA, and to reduce their costs, these organizations are beginning to adopt secure Internet communications for transmitting patient records, benefits eligibility information, claims and payments. We believe that the security features of our SecureTransport software product address many of the requirements with which organizations subject to HIPAA must comply.

Requirement for identity validation on the Internet

As an open network, the Internet does not restrict access and does not inherently offer the degree of trust, security and provability that many corporations and government agencies increasingly require to ensure confidence in electronic communications and transactions. The people and organizations that rely on the Internet to conduct transactions are subject to risks of theft, loss, alteration or dissemination of confidential data, damage to their reputation and economic loss through fraud. To minimize these risks, the Internet requires a framework of trust that meets users’ security requirements and validates the identity of all parties in a communication or transaction.

Public key infrastructure, or PKI, has emerged as an important element for creating this framework of trust for the Internet. Based on public key cryptography, PKI is the underlying system that organizations use to issue and manage electronic credentials, which we refer to as digital certificates, and the keys they contain to facilitate secure communications for a large number of users. The software product or the entity that issues and manages the life cycle of digital certificates is referred to as a certificate authority.

Digital certificates act as proof of identity for users, servers, routers, downloaded programs and other components in a network environment. However, digital certificates do not, by themselves, establish the validity of a party’s credentials or provide real-time authorization to conduct a specific transaction. For example, a digital certificate can verify the identity of an employee before a transaction but cannot provide real-time validation of the employment status of that individual or the specific spending restrictions or other limits that may apply. A credential can be validated only if the revocation status of the digital certificate is known and evaluated against a specific set of policies, which describe the party’s authority to engage in a given transaction. We refer to the software or entity that is used to validate transactions as a validation authority.

Many certificate authorities incorporate some validation capabilities for credentials they issue, but typically do not provide validation of credentials that other vendors issued. Most certificate authorities use specific validation protocols which may not be compatible with the validation protocols used by a given software application. This inability to cross-validate digital certificates limits the use of those certificate authorities for validation in multi-certificate authority environments, which are common for transactions that traverse organizational and geographic boundaries. We believe that there is a need to separate the validation authority from the certificate authority to address the need for cross-validation and to enhance trust standards. We believe that this separation eliminates the opportunity for certificate authority compromise. We have developed our Validation Authority software to provide this separation.

Requirement for secure electronic document collaboration and storage

Companies are increasingly using the Internet as the means by which to negotiate and exchange sensitive documents such as contracts, letters of credit and design plans. Storing and exchanging sensitive information over the public network, however, requires document control and access, assurance of delivery, content integrity, and proof of occurrence. We believe a need exists for a secure, web-accessible application for collaborating on and storing vital documents. We believe a need also exists for the means to manage document-related information such as digital signatures, version control and tamper-evident audit trails.

Valicert’s Software Products and Services

Our software products operate on multiple platforms, including Windows 2000, Windows NT, Solaris, AIX, HP-UX, Linux and some mainframe environments. The pricing of our products consists of upfront software license fees and annual maintenance and support fees.

This table outlines our principal software product offerings:

Product and Services	Description

SecureTransport	Secure, reliable, automated file transfer software product family

Validation Authority	Digital certificate validation software product

Professional Services	Consulting services, product and service training, custom software development, and support

SecureTransport software products

Valicert SecureTransport is a secure, enterprise-class file transfer software product family. It enables the transfer of valuable and sensitive information over the Internet in a secure, reliable manner interactively or with automation. SecureTransport is a web-enabled client-server software product that uses open standards and technologies including Secure Sockets Layer, File Transfer Protocol and Hyper Text Transfer Protocol. It includes a range of server configurations, add-on options, and software clients that can address the varied needs of customer deployments at a low total cost of ownership.

SecureTransport provides several advanced capabilities required for secure and automated data delivery in business environments.

To provide security our SecureTransport products incorporate features to:

•	protect the data during transfer and in storage,

•	verify user credentials and control user access,

•	create provable audit records, and

•	track data transfers between parties.

To provide the reliability and performance attributes needed for business applications, our SecureTransport products have features that:

•	support large numbers of concurrent connections,

•	optimize throughput for delivering very large volumes of data, and

•	leverage multiple servers for load-balancing and high availability.

To provide appropriate return on investment and to protect existing investments in enterprise IT solutions, our SecureTransport products are designed to:

•	support multiple applications with interactive, automated, and scheduled batch transfers,

•	support diverse user communities through a wide range of protocol and security options,

•	easily integrate with common enterprise authentication and user management solutions, and

•	provide cost-effective integration with back-end applications, databases, and customer enterprise application integration solutions.

In addition to using SecureTransport for interactive data exchange many customers also take advantage of its data and application integration capabilities when using SecureTransport in conjunction with key business applications. Secure data exchange over the Internet enables cost-effective business process integration for legacy and new applications, expanding the reach of new services to a wider range of customers, suppliers and partners.

Many integration challenges involve data flow between disparate systems, using a variety of formats and data schemas. Our Data Integration Suite for SecureTransport is a product that can be used to effectively address these and other data integration needs using graphical user interface based tools to visually specify data conversion, validation, extraction and loading processes, which are then executed on the SecureTransport server. In addition, our consulting organization can design tools for integrations that need additional user authentication, notification, or data management processes. This wide range of options enables SecureTransport to be used in multiple business processes and applications.

To respond to a range of deployment requirements, we offer SecureTransport in Standard and Enterprise Editions. The Standard Edition supports a wide range of Internet communication protocols and software clients that can communicate with it. The Enterprise Edition offers additional benefits in the area of higher-grade security, more manageability for large-scale deployments, and a more advanced integration framework.

Validation Authority software products

We provide software products for the high-performance validation of transactions. These products are designed to enable customers to reduce the risks and costs related to the misuse of invalid digital credentials and provide flexible extensions for stateful validation. Stateful validation is a method of validation in which contextual information is used with information on the validity of credentials. This contextual information includes real-time credit status and purchasing authority. Our validation authority software products are based on our multi-protocol architecture, which enables interoperability with leading certificate authorities, directory services and business applications.

The Enterprise VA is the core of our validation product line. We also offer a set of common component software products, VA Publisher, Validator Toolkit and Validator Suite, to facilitate the implementation of our validation authority products.

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

VA Common Components.    VA Publisher, Validator Toolkit and Validator Suite are included with all of Valicert’s VA product offerings.

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

Professional services

We offer professional services to assist in site planning, design, installation, integration, training and maintenance of its products and services. Our professional services include consulting services, product and service training, and custom development and support. We employ highly trained professionals in the data networking, network security, cryptography and network operations fields to deliver these services.

Strategy

Our objective is to further extend our position as a provider of secure communications and authentication software for the financial services, government and healthcare markets. Key elements of our strategy include:

Grow market share.    To increase our market share, we intend to offer more competitive products, develop programs that are targeted at replacing the competition, and to expand the relationships with our resellers.

Expand application areas within our current base of customers.    We intend to build new features into our products to make them more functional and easier to use by customers for these new applications for existing customers. The conversion of manual check clearing processes to the use of electronic check images is an example of expanding from our current successful application area of corporate payments submissions, but staying within the banking industry.

Leverage current customers to expand customer base.    We intend to leverage our customer relationships to increase revenues for products that provide for the delivery of data between corporations and their banks. Another example of expanding sales within our current customer base is to leverage our presence in the health insurance market to sell software to large healthcare providers or healthcare regulators that interact with the insurance companies.

Extend technology expertise through continued product development.    We intend to expand our product capabilities by continuing to invest in product development to continue to provide open, flexible and scalable technologies that implement a range of communications protocols.

Expand strategic alliances to broaden the use of our software products.    To accelerate the widespread adoption of our software products, we have entered into technology, marketing and distribution alliances with industry leaders. We plan to expand existing relationships and establish new strategic alliances with companies that will sell or integrate our technologies with their offerings and participate in joint marketing, training and sales arrangements.

Customers

We license our software products and provide services to a variety of transaction-intensive enterprises and service providers. The following is a selected list of customers that accounted for at least $25,000 of revenue during 2002.

Financial services

ABN AMRO

Bank of Montreal

Barclay’s Bank

Bear Stearns

Canadian Imperial Bank of Commerce

Deutsche Bank

JP Morgan Chase

National City Bank

Royal Bank of Scotland

State Street Bank

U.S. Bank

Washington Mutual

Wells Fargo

Healthcare

Aetna

Blue Cross Blue Shield of Alabama

Blue Cross Blue Shield of Florida

Independence Blue Cross

Government (direct and systems integrators)

Electronic Data Systems (EDS)

Operational Research Consultants

Raytheon Systems Company

State of Hawaii

State of Maryland

State of Washington

Other Fortune 500 Companies

Apple Computer

Dell Computer

Harrah’s

IBM

Johnson & Johnson

Unisys

Verizon

In fiscal 2002, one customer accounted for 12.0% of our revenues. In fiscal 2001, two customers accounted for 19.5% and 14.3% of our revenues, respectively. In fiscal 2000, no individual customer accounted for more than 10.0% of our revenues.

Reseller and OEM Relationships

As of December 31, 2002, we had reseller relationships with such companies as Baltimore Technologies, IBM, Microsoft, Mitsui and Company, Ltd., Operational Research Consultants, Raytheon Systems Company, Sierra Systems and Unisys. The primary objectives of these relationships are:

•	to promote the widespread adoption of our software products through distribution arrangements; and

•	to ensure that third-party technologies interoperate effectively with our software products.

Technology

We have built both open and proprietary mechanisms into its core technology, which form the foundation for our software products. Some of the key areas where we have developed technology enable:

•	automation and integration of data transfer between disparate applications;

•	automatic restart for fault-tolerant, high-integrity data transfer over unreliable communication lines;

•	efficient distribution of certificate revocation data; and

•	real-time access to data repositories during the validation process.

Automation and Integration Agent Extension Mechanisms.    We have developed technology that allows for customized software modules to be developed for our secure data transfer products. These modules can be automatically invoked at any stage of data transmission or based on events such as a file transfer initiation or file transfer completion. These modules allow for the addition of capabilities such as virus scanning of files and file format conversion.

Automatic Restart.    Our secure data transfer product incorporates technology that allows for the automatic and rapid resumption of a previously interrupted data transfer. This capability is important for customers to utilize the Internet to efficiently and reliably transfer large data files.

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

Stateful Validation.    Our stateful validation technology allows for customized software modules to be developed for our validation authority products. These customized modules can interface with external systems to enable the use of contextual information, such as credit histories, purchase authorization, or access controls, with the validation process. Interfacing through our stateful policy application program interfaces. These modules do not require modification of our software products to be implemented, which we believe provides us with a strong competitive advantage.

Research and Development

We believe our future success will depend in large part on our ability to develop new products, core technologies and enhancements to product lines. In the past, we have developed our software products and services both independently and through efforts with leading independent software vendors and major customers.

In 2002, we established a research and development center in Bangalore, India. This wholly owned subsidiary employs approximately 45 employees who are engaged in software quality assurance, product support, custom software development, and selected software development for our products.

As of December 31, 2002, we had 62 employees dedicated to research and development globally. Research and development expenses were $7.1 million in 2002 as compared to $11.7 million in 2001 and $10.4 million in 2000. All development costs have been expensed as incurred. Our research and development efforts are focused primarily on improving our SecureTransport and Validation Authority products and integrating certain elements of our Document Authority, Digital Receipt and Transaction Authority products into our SecureTransport and Validation Authority products, while continuing to support and provide certain enhancements to these products.

Sales

We sell our products and services in the United States primarily through our direct sales force that focuses on key customers in our target industries. Our domestic offices are located in Atlanta, Austin, Chicago, Dallas, Mountain View, New York and Washington D.C. We also market our products and services internationally through our direct sales force and through resellers and system integrators and our service provider customers. We have direct international presence in Japan, The Netherlands and the United Kingdom and have dedicated representatives in Hong Kong, Iberia, Scandinavia and South East Asia.

As of December 31, 2002, 36 employees were dedicated to sales and marketing. Our sales force includes field sales engineers and inside sales personnel who support the account executives. Field sales engineers assist our account executives with technical presentations, customer requirements analysis and initial solution designs. Our inside sales personnel assist the account executives in developing new customer relationships. Our domestic direct sales efforts are also augmented by sales through resellers, system integrators and sales agents.

Our internal telemarketing operation is responsible for customer prospecting, lead generation and lead follow-up. This marketing activity qualifies leads for further follow-up by the direct sales force or inside sales team, or leads the prospect to our website so that the prospect can access information and enroll for our Internet-based products and services.

International sales are an important portion of our business. In 2002, sales to customers outside of North America accounted for 47% of our consolidated net revenue, compared to 61% in 2001 and 52% in 2000. Our primary market outside of the United States is Japan. International sales are subject to certain risks, including, but not limited to, unexpected changes in regulatory requirements, exchange rates, tariffs, and political and economic instability. Our international sales are expected to decline as a percentage of total sales in 2003 due to a greater allocation of our sales resources in North America.

Marketing

We utilize a variety of marketing programs to generate leads and increase brand awareness. Our marketing strategy is organized around three primary areas: industry marketing, product management and marketing communications. Industry marketing identifies target markets and customer opportunities and then develops the positioning, programs and materials to reach customers and support sales activities. Product management translates customer and market requirements into product development plans and works with engineering to ensure completion. Product management also trains the sales force on product information and competition. Marketing communications develops overall market awareness of our company and our products through our Internet website, public relations, industry analyst relationships, product reviews, trade shows and seminars, editorial promotion, industry events and executive speaking engagements. Our website is an important part of its sales lead generation program and, in 2002, we invested in improving the content on its website, adding whitepapers that can be downloaded, and promoting its website in search engines and paid online advertising. We also conducted numerous online web seminars with others such as GT News, IBM and Treasury Solutions.

Competition

The market for secure Internet communications solutions is intensely competitive and subject to rapid change. A small number of competitors offer a wide range of security products and services, some of which are directly competitive with our software products.

Validation authority software products

We compete primarily with software companies such as Alacris, Computer Associates and Kyberpass.

Secure data transfer software products

We compete with Internet file transfer and electronic data interchange companies such as Computer Associates, Cyclone Commerce, IPNet, Proginet and Sterling Commerce.

Competitive factors

We believe that the principal competitive factors in its market are interoperability, completeness of solution, flexibility, security, customer service and support, ease of use and speed of implementation and low total cost of ownership. We are dedicated to creating software products that are differentiated from the competition by delivering the most security; highest performance, reliability and scalability; best return on investment and lowest total cost of ownership.

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

Confidentiality agreements

It is our policy to require employees and consultants to enter into confidentiality agreements. We control access to and distribution of our documentation and other proprietary information. The agreements provide that all inventions created by an employee shall be our property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we consider proprietary. Policing unauthorized use of our products is difficult and we are unable to determine the extent to which piracy of its software products exists. This piracy can be expected to be a persistent problem, particularly in international markets and because of the growing use of the Internet. Our trade secrets and confidentiality agreements may not provide meaningful protection of our proprietary information. Others may independently develop similar technologies or duplicate any technology developed by us. Our technology could infringe upon the patent rights of others. Legal protections of our rights may be ineffective in foreign countries where intellectual property does not have the protection it does in the United States. Our inability to protect its proprietary rights could harm our business.

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

Even if patents are issued, they may not adequately protect our technology from infringement or prevent others from claiming that our technology infringes their patents. Parties making these claims may be able to obtain injunctive or other equitable relief that could block our ability to further develop or commercialize some or all of our products in the United States and abroad. If a claim of infringement is filed, we may be required to obtain one or more licenses from or pay royalties to third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any of these licenses could hurt our business. We are aware of one patent application, which, if granted, could result in a claim of infringement against us. However, if this were to occur, we believe that we have access to alternative technologies, which would enable us to deliver our products even if a claim of infringement were successfully brought against us.

Employees

As of December 31, 2002, we had 114 employees, of which 62 were employed in research and development, 36 were employed in sales and marketing, six were employed in operations and customer support and 10 were employed in general and administration. In 2002, we completed several cost reduction actions, resulting in the termination of a number of employees. None of our employees is subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe our relations with our employees are good; however, the morale of our employees is low due to the various workforce reductions that occurred in 2001 and 2002, and we may be unable to retain them. The ability to achieve our financial and operational objectives depends in large part upon our continued ability to attract, integrate, train, retain and motivate highly qualified sales, technical and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel.

ITEM 2.    PROPERTIES

Our principal executive and administrative offices are located at 1215 Terra Bella Avenue in Mountain View, California, where we lease approximately 25,000 square feet. This lease expires August 2003. We believe that our facilities are adequate for our needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms to meet any additional needs.

ITEM 3.    LEGAL PROCEEDINGS

A class action lawsuit was filed on December 3, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of our common stock alleging violations of federal securities laws. Lachance v. Valicert, Inc. et al., No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offerings Securities Litigation, No. 21 MC 92 (SAS). The case is brought purportedly on behalf of all persons who purchased our common stock from July 27, 2000 through December 6, 2000. The complaint names as defendants the Company, our former chief executive officer, our chief financial officer, and an investment banking firm that served as our underwriter for our initial public offering in July 2000.

The amended complaint alleges violations of Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act, on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the initial public offering, and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst repots were issued. No specific damages are claimed. We believe the allegations are without merit and intend to contest them vigorously. Failure to prevail in this lawsuit could have a material adverse effect on our financial position, results of operations and cashflows in the future.

We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, Valicert and our affiliated individual defendants (as well as all other issuer defendants) filed a motion to dismiss the complaint. The Court denied the motions to dismiss claims under the Securities Act in all but 10 of the cases, including our case. The Court granted the motion to dismiss the claims under the Exchange Act against us and the individual defendants. Management believes that the allegations against us and our officers are without merit and intend to contest them vigorously. If the outcome of the litigation is adverse to us and if, in addition, we were required to pay significant monetary damages in excess of available insurance, our business would be significantly harmed.

We are a party to various claims in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on The Nasdaq SmallCap Market under the symbol “VLCT” since September 2002. From July 2000 to September 2002, our common stock traded on The Nasdaq National Market under the symbol “VLCT.” We have never paid cash dividends and have no present intention to pay cash dividends. On February 28, 2003, there were approximately 358 stockholders of record.

The following table sets forth, for the calendar quarters indicated, the high and low trading prices per share of our common stock, as reported on The Nasdaq National Market and The Nasdaq SmallCap Market, as applicable, based on published financial sources:

	Valicert Common Stock Prices
	High	Low
First Quarter Ended March 31, 2001	$8.63	$2.00
Second Quarter Ended June 30, 2001	$3.65	$1.63
Third Quarter Ended September 30, 2001	$3.80	$2.40
Fourth Quarter December 31, 2001	$3.27	$1.65
First Quarter Ended March 31, 2002	$2.93	$1.04
Second Quarter Ended June 30, 2002	$1.60	$0.43
Third Quarter Ended September 30, 2002	$0.74	$0.18
Fourth Quarter December 31, 2002	$0.51	$0.22

ITEM 6.    SELECTED HISTORICAL FINANCIAL DATA

The following selected historical consolidated financial data as of December 31, 2001 and 2002 and for each of the years in the three year period ended December 31, 2002 are derived from our audited consolidated financial statements, which are included elsewhere in this annual report on Form 10-K. The consolidated financial data as of December 31, 1998, 1999 and 2000 and for the years ended December 31, 1998 and 1999 are derived from our audited consolidated financial statements that have not been included or incorporated by reference into this annual report on Form 10-K. The historical results are not necessarily indicative of results to be expected for any future period.

The selected financial data below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes in this report.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share amounts)
Total revenues	$60	$1,635	$11,828	$24,218	$12,202
Operating loss	$(4,093)	$(13,098)	$(28,939)	$(28,733)	$(21,506)
Net loss	$(3,990)	$(12,802)	$(28,327)	$(28,416)	$(21,709)
Net loss per share—basic and diluted	$(8.01)	$(48.86)	$(2.76)	$(1.27)	$(0.86)
Shares used in net loss per share—basic and diluted	498	262	10,282	22,351	25,312
Total assets	$2,436	$37,692	$59,806	$41,932	$16,191
Long-term debt, excluding current portion	$—	$2,240	$2,056	$1,547	$350
Redeemable convertible preferred stock	$6,748	$34,256	$—	$—	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Item 1: Business, Item 6: Selected Financial Information and Item 8: Consolidated Financial Statements and Supplementary Data.

The following discussion contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this discussion that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements. In this report, the words “anticipates”, “believe”, “expect”, “intend”, “may”, “will”, “should”, “plan”, “estimate”, “predict”, “potential”, “future”, “continue”, or similar expressions also identify forward-looking statements. These statements are only predictions. We make these forward-looking statements based upon information available on the date hereof, and we have no obligation (and expressly disclaims any such obligation) to update or alter any such forward-looking statements, whether as a result of new information, future events, or otherwise. Our actual results could differ materially from those anticipated in this discussion as a result of certain factors including, but not limited to, those set forth in the section entitled “Risk Factors” and elsewhere in this report.

Overview

Business

We develop and license secure Internet communications and identity validation software for file transfer, financial messaging, and business process integration. Enterprises and government agencies primarily use our products to accelerate their financial and corporate supply chain processes and exchange sensitive data inside and outside of their organizations. Using our products, our customers may migrate from private computer networks and paper processes to the Internet, thus reducing their expenses and gaining operating efficiencies.

Our products and services are complementary to the enterprise application integration initiatives underway at many large companies today. These initiatives are intended to integrate the various computing systems at companies and connect them electronically to their customers and partners. This integration creates more efficient end-to-end flows of information, such as orders and payments, resulting in potential cost savings for the companies due to more rapid business processing and reduced needs for paperwork and manual re-entry of data. Our software enables companies to use extranets to securely exchange both structured, e.g., Electronic Data Interchange, or EDI, and eXtensible Markup Language, or XML, and unstructured information with business partners. Our products are available on a range of computing platforms, from laptops to servers and mainframes.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Our preparation of the consolidated financial statements require us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reported period. Our actual results may differ from these estimates.

Restructuring and impairment charges.    In fiscal 2002, we recorded net restructuring and impairment charges of approximately $4.6 million in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and Staff Accounting Bulletin (“SAB”) 100, Restructuring and Impairment Charges. Our restructuring initiatives involved strategic decisions to cease providing certain services and consolidate corporate facilities. In January 2002, we exited our application service provider business. As a result of this action, our management determined that the value of certain equipment was impaired and recorded an impairment charge of approximately $1.0 million. In March 2002, we consolidated our corporate facilities and terminated the long-term facility lease contract for an unutilized facility located in Mountain View, California. As a result of this action, we recorded additional restructuring and impairment charges of approximately $3.6 million, which is comprised of $3.5 million for settlement costs and forfeiture expenses associated with the building, $562,000 related to the impairment of associated equipment and leasehold improvements and the write-off of security deposits, offset by the reversal of previously recorded deferred rent of $434,000. During 2002, we paid $3.3 million in contract termination costs and other administrative fees related to this action.

Valuation of goodwill and other intangible assets.    Our long-lived assets include goodwill and other intangible assets. At December 31, 2002, we had $7.5 million of goodwill and other intangible assets, accounting for 45.0% of our total assets. In assessing the recoverability of our goodwill and other intangibles, we must make certain estimates and assumptions to determine the fair value of the respective assets. If these estimates or assumptions change in the future, we may be required to record impairment charges for these assets. On January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, and are required to analyze our goodwill for impairment on an annual basis and when circumstances suggest impairment may have occurred. We performed the required transitional and annual impairment tests during the quarters ended June 30, 2002 and December 31, 2002, respectively, and determined that there was no impairment.

Allowances for doubtful accounts.    A significant portion of our receivables is concentrated with a small number of customers. At December 31, 2002, two customers accounted for 28% of our net accounts receivable, and at December 31, 2001, two customers accounted for 38% of net accounts receivable. While we record allowances for doubtful accounts for estimated credit losses, future collections from our customers could differ significantly from these estimates, which could negatively affect our future operating results. During the fourth quarter of 2002, we recorded additional allowances of $528,000 due to a customer’s inability to pay.

Revenue recognition.    We derive our revenues from software license fees, subscription fees, consulting services, and maintenance and support. Software license revenues are comprised of upfront fees for the use of our software products. We recognize revenue from license fees when:

•	an agreement has been signed;

•	the product has been delivered;

•	vendor-specific objective evidence of fair value exists to allocate a portion of the total fee to any undelivered elements of the arrangement;

•	the fee is fixed or determinable; and

•	collectibility is reasonably assured.

Revenue from shipments to resellers is generally recognized at the time of delivery of the software to the reseller, unless collectibility is not reasonably assured, in which case revenue is deferred until the fee is collected. Should our estimates regarding the collectibility of amounts due from resellers change, our future results could be impacted.

When we deliver our software products electronically, we consider the sale complete when we provide the customer with the access codes for immediate possession of the software. When contracts contain multiple product and service elements, we account for the revenue related to these elements using the residual method. We recognize revenues when the fees are fixed and determinable. On occasion, we have in the past, and may in the future, offer extended payment terms beyond its normal business practice. In such cases, we recognize revenue when the fee becomes due. If we do not consider collectibility reasonably assured, we recognize revenue when the fee is collected.

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

Stock compensation.    At December 31, 2002, 707,574 shares of common stock underlying notes receivable are subject to variable accounting. As such, we will record additional stock compensation charges related to these shares should the market price of our common stock rise above certain levels. For 208,728 of these shares, these additional charges will begin when the market price exceeds $0.72 per share. For the remaining 498,846 shares, such charges will commence at various market prices, starting at $3.00 per share.

Results of Operations

The following table sets forth, as a percentage of revenues, certain consolidated statement of operations data for the periods indicated.

	Ended December 31,
	2000	2001	2002
Revenue:
Software licenses	70.7%	65.0%	46.1%
Subscription fees and other services	29.3%	35.0%	53.9%
Total revenues	100.0%	100.0%	100.0%
Cost of revenue:
Software licenses	10.1%	2.7%	3.0%
Subscription fees and other services	49.9%	34.1%	23.9%
Total cost of revenues	60.0%	36.8%	27.0%
Gross profit	40.0%	63.2%	73.0%
Operating expenses:
Research and development	87.8%	48.2%	57.8%
Sales and marketing	116.6%	90.4%	92.6%
General and administrative	33.9%	21.7%	35.2%
Amortization of goodwill and intangible assets	27.2%	13.2%	5.0%
Amortization of stock compensation	19.2%	8.4%	21.0%
Restructuring and impairment charges	—	—	37.6%
Total operating expenses	284.7%	181.8%	249.2%
Operating loss	(244.7)%	(118.6)%	(176.2)%
Other income	5.2%	1.3%	(1.7)%
Net loss	(239.5)%	(117.3)%	(177.9)%

Fiscal Years Ended December 31, 2002, 2001 and 2000

Net Loss

Our net loss decreased to $21.7 million in 2002 from $28.4 million in 2001. The decrease was due to lower operating expenses and cost of revenues, primarily due to multiple reductions in workforce, and was offset by a decrease in revenues and restructuring and impairment charges of $4.6 million. Our net loss increased slightly to $28.4 million in 2001 from $28.3 million in 2000. The increase was primarily due to increased operating expenses largely offset by revenue growth. In 2001 and 2000, we incurred substantial costs to develop our technologies and software products, to recruit and train personnel for our engineering, sales and marketing and technical support organizations, and to establish an administrative department. We have incurred cumulative losses of $96.3 million as of December 31, 2002.

Revenues

Total revenues decreased to $12.2 million in 2002 from $24.2 million in 2001. We believe the decrease in revenues was primarily due to delayed information technology spending and a slowdown in PKI spending. In particular, delayed spending by our international customers adversely impacted us, and we also experienced a decrease in license revenue from service provider customers, who remain cautious about making the significant up-front investment needed to implement our software. Revenues earned from customers outside of North America accounted for 47.1% of total revenues in 2002 compared to 60.8% in 2001 and 51.7% in 2000. Total revenues increased to $24.2 million in 2001 from $11.8 million in 2000. The significant increase in revenues in 2001 was primarily due to higher sales of our Validation Authority products and services, Secure Data Transfer products and professional services. These products and services accounted for revenue growth of $5.9 million from 2000 to 2001.

Software license revenues accounted for 46.1% of our total revenues in 2002 compared to 65.0% in 2001 and 70.7% in 2000. Subscription fees and other service revenues accounted for 53.9% of our total revenues in 2002 compared to 35.0% in 2001 and 29.3% in 2000. License revenues declined, as a percentage of sales, for the reasons noted in the preceding paragraph. Maintenance and support services are the primary components of subscription fees and other services. These services are normally subject to the terms of annual agreements and represented relatively comparable level of revenues, in absolute amounts, between 2001 and 2002. Further, we reduced the headcount in our professional service organization during 2002 that resulted in lower professional services revenues. As a result of these factors, the percentage of sales for subscription fees and other services increased in 2002 as compared to 2001. The increase in subscription fees and other service revenues as a percentage of total revenues during 2001, as compared to 2000, was primarily due to an increase in maintenance and support renewals and an increase in professional services.

Cost of revenues

Cost of software license revenues.    Cost of software license revenues was $370,000 in 2002 compared to $643,000 in 2001 and $1.2 million in 2000. These costs, as a percentage of total revenue, were 3.0% for 2002, 2.7% for 2001 and 10.1% for 2000. Cost of software license revenues from 2001 to 2002 was relatively consistent. The decrease in cost of software revenues as a percentage of total revenues from 2000 to 2001 was primarily due to our reduced utilization of royalty-bearing technology that we licensed from third parties.

Cost of subscription fees and other service revenues.    Our cost of subscription fees and other services revenues decreased to $2.9 million for 2002 from $8.3 million for 2001. The decrease was primarily due to the fact that in January 2002 we completed a reduction in workforce, which resulted in the termination of approximately 75% of the secure data center workforce, and the subsequent actions taken to close the secure data center. In April 2002, we completed an additional reduction in workforce that resulted in the termination of 35% of our consulting and support services workforce. In July 2002, we completed an additional reduction in workforce that resulted in the termination of 38% of our consulting and support services workforce. Our cost of subscription fees and other services revenues increased by $2.4 million to $8.3 million in 2001 from $5.9 million in 2000, primarily due to increased salaries and other personnel-related costs that was a direct result of the increase in our average headcount from 2000 to 2001.

As a percentage of subscription fees and other services revenues, cost of subscription fees and other services revenues was 44.4% in 2002 as compared to 97.4% in 2001 and 170.5% in 2000. This decrease can be attributed to growth in maintenance and support and subscription fees revenues that exceeded the associated cost from 2000 to 2002.

Operating expenses

Research and development.    Research and development costs decreased to $7.1 million in 2002 from $11.7 million in 2001, a decrease of 39.6%. Of this decrease, $1.0 million related to the reduction in use of third-party consultants and contractors, $901,000 related to facilities costs and $2.7 million related to salaries and other personnel-related costs due to a decrease in headcount in 2002 as compared to 2001. Research and development expenses as a percentage of total revenues increased to 57.8% from 48.2% in 2001 due to costs decreasing at a slower rate than revenues. Research and development expenses increased to $11.7 million in 2001 from $10.4 million in 2000, an increase of 12.5%. Of this increase, $588,000 related to facilities costs, $586,000 related to payments to third-party consultants and contractors and $357,000 related to salaries and other personnel related cost dues to an increase in average headcount in 2001, as compared to 2000. These costs were partially off-set by a decrease in recruiting expenses. Research and development expenses as a percentage of total revenues decreased from 87.8% in 2000 to 48.2% in 2001, due in large part to a reduction in headcount and fixed costs being amortized over a larger revenue base.

Sales and marketing.    Sales and marketing expenses decreased to $11.3 million in 2002 from $21.9 million in 2001, a decrease of 48.4%. Of this decrease, caused primarily by reductions in sales and marketing headcount, $6.8 million related to reduced salaries and other personnel related costs and $1.8 million related to reduced tradeshows and marketing programs. We experienced a 49.6% decrease in total revenues from 2001 to 2002, which resulted in a $3.8 million decrease in commission expense in 2002. Sales and marketing costs as a percentage of total revenues were 92.6% in 2002 compared to 90.4% in 2001. During 2002, we closed international sales offices in Argentina, Canada, France, Germany, Hong Kong, Singapore and Spain. Sales and marketing expenses increased to $21.9 million in 2001 from $13.8 million in 2000, an increase of 58.8%. Of this increase, caused primarily by an increase in sales and marketing headcount in 2001, $5.8 million related to salaries and other personnel related costs, $1.2 million related to facilities costs and $454,000 related to travel and entertainment costs associated with direct sales efforts. In addition, we experienced a 104.8% increase in revenues from 2000 to 2001, which resulted in a significant increase in commission expense for 2001. Sales and marketing costs as a percentage of total revenues were 90.4% for 2001, compared to 116.6% in 2000, primarily due to revenues increasing faster than expenses. During 2001, we opened international sales offices in Argentina, Germany, Singapore and Spain.

General and administrative.    General and administrative expenses decreased to $4.3 million in 2002 compared to $5.3 million in 2001, an 18.2% decrease. Of this decrease, $1.1 million related to reduced salaries and other personnel related costs and $841,000 related to a decrease in use of third-party consultants and contractors offset by allowances for bad debts of $970,000, including $528,000 recorded in the fourth quarter of 2002 due to a customer’s inability to pay. General and administrative costs as a percentage of total revenues were 35.2% in 2002 compared to 21.7% in 2001. General and administrative expenses as a percentage of total revenues increased in 2002 because our revenues decreased at a greater rate than our expenses. General and administrative expenses increased to $5.3 million in 2001 from $4.0 million in 2000, an increase of 31.1%. Of this increase, $912,000 related to salaries and other personnel related costs.

Amortization of goodwill and intangibles.    Amortization of intangibles, related to our December 1999 acquisition of Receipt.com was $611,000 in 2002. In connection with our adoption of SFAS No. 142, Goodwill and Intangible Assets on January 1, 2002, we no longer amortize goodwill or certain intangibles. This resulted in a decrease in annual amortization of $2.6 million in 2002 compared to 2001. Amortization of goodwill and intangibles was $3.2 million for the years ended December 31, 2000 and 1999.

Stock compensation.    Deferred stock compensation represents the difference between the exercise price of stock options granted and the estimated fair market value of the underlying common stock on the date of the grant. As of July 2000, we had recorded deferred stock compensation of $3.7 million for stock options we assumed as part of our acquisition of Receipt.com and an additional $6.0 million related to the grant of other employee stock options (net of $2.6 million reversed due to the cancellation of options of terminated employees).

Deferred stock compensation is being amortized over the vesting period of the underlying options (generally four years) through September 30, 2004, which resulted in an expense of $1.4 million in 2002, $2.0 million in 2001 and $2.3 million in 2000.

During the year ended December 31, 2002, we determined that certain full-recourse notes, which had originally been issued to employees to exercise stock options, may not be pursued or collected. Under the provisions of EITF Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, this determination required us to consider all outstanding full-recourse notes to be converted, for accounting purposes, to non-recourse notes. All stock options previously exercised under full-recourse notes were deemed, for accounting purposes, to have been cancelled and replaced with new stock option awards under non-recourse notes. Accordingly, we recorded a charge of $938,000 related to the excess of the outstanding principal and interest balance of the notes over the fair value of the underlying stock at the date that this determination was made. In addition, we expensed $250,000 of unamortized deferred stock compensation related to the unvested portion of the original stock options. Subsequent to this determination, we repurchased 301,151 shares of common stock and forgave the related notes receivable. At December 31, 2002, 707,574 shares of common stock underlying these notes are subject to variable accounting. As such, we will record additional stock compensation charges related to these shares should the market price of our common stock rise above certain levels. For 208,728 of these shares, these additional charges will begin when the market price exceeds $0.72 per share. For the remaining 498,846 shares, such charges will commence at various market prices, starting at $3.00 per share.

Restructuring and impairment charges—During the year ended December 31, 2002, we recorded net restructuring and impairment charges of approximately $4.6 million in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and Staff Accounting Bulletin (“SAB”) 100, Restructuring and Impairment Charges. Our restructuring initiatives involved strategic decisions to cease providing certain services and consolidate corporate facilities. In January 2002, we exited our application service provider business. As a result of this action, our management determined that the value of certain equipment was impaired and recorded an impairment charge of approximately $1.0 million. In March 2002, we consolidated our corporate facilities and terminated the long-term facility lease contract for an unutilized facility located in Mountain View, California. As a result of this action, we recorded additional restructuring and impairment charges of approximately $3.6 million, which is comprised of $3.5 million for settlement costs and forfeiture expenses associated with the building, $562,000 related to the impairment of associated equipment and leasehold improvements and the write-off of security deposits, offset by the reversal of previously recorded deferred rent of $434,000. During 2002, we paid $3.3 million in contract termination costs and other administrative fees related to this action.

Other income (expense).    Interest income decreased to $266,000 in 2002 from $1.1 million in 2001 and $1.4 million in 2000, primarily due to decreasing cash and investment balances and lower interest rates earned on our investments. Interest and other expenses decreased to $469,000 in 2002 from $785,000 in 2001, primarily due to a decrease in interest costs on our equipment loans and leases. Interest and other expenses decreased to $785,000 in 2001 from $858,000 in 2000, primarily due to a decrease in interest costs on our equipment loans and leases, partially offset by increased losses on foreign exchange.

Income taxes.    We have incurred net losses for federal and state tax purposes and have not recognized any material tax provision or benefit. As of December 31, 2002, we had net operating loss carryforwards of $79.1 million and $33.7 million for federal and state income tax purposes, respectively. These net operating loss carryforwards expire at various times through 2022.

We have taken a full valuation allowance against our net deferred tax assets of $35.4 million at December 31, 2002 due to our assessment that it is unlikely that we will be able to realize the benefits of these assets. We evaluate the recoverability of our net deferred tax assets and the adequacy of the valuation allowance on a quarterly basis. When and if we determine that it is more likely than not that the net deferred tax assets will be realized, we will reduce the valuation allowance.

Liquidity and Capital Resources

Funding to date

In July 2000, we completed an initial public offering of our common stock that resulted in raising additional equity, net of offering costs, of approximately $41.1 million. At December 31, 2002, we had cash and cash equivalents of $3.1 million.

In November 2001, we sold 1,734,144 shares of our common stock and issued warrants exercisable for 361,279 shares of our common stock to certain investors pursuant to a common stock purchase agreement. In exchange, we received net proceeds of approximately $5.0 million. We have used these proceeds to provide working capital and to fund our operations.

In December 2001, we purchased certain assets of Tradenable, Inc. Pursuant to the terms of the agreement, we issued 728,000 shares of our common stock to Tradenable.

Uses and sources of cash

Net cash used in operating activities of $19.0 million in 2002, $19.7 million in 2001 and $18.0 million in 2000 was primarily used to fund our net losses. Net cash used for operating activities in 2002 related primarily to a net loss of $21.7 million partially offset by non-cash stock compensation and depreciation and amortization charges of $4.8 million, non-cash restructuring and impairment charges of $1.1 million and other changes in working capital.

Net cash provided by investing activities was $8.6 million in 2002 compared to net cash used by investing activities of $10.7 million in 2001 and $636,000 in 2000. Net cash provided by investing activities in 2002 primarily related to the sale of short-term investments of $8.9 million partially offset by capital expenditures of $378,000. Net cash used in investing activities in 2001 primarily related to net purchases of short-term investments of $8.9 million and capital equipment expenditures of $1.8 million. Capital equipment expenditures primarily related to the purchase of computer hardware and software, office furniture and equipment, and leasehold improvements. We do not expect to substantially increase its capital expenditures in the foreseeable future, nor do we anticipate incurring any significant new equipment lease commitments.

Net cash used in financing activities was $1.2 million in 2002 compared to net cash provided by financing activities of $7.6 million in 2001 and $42.2 million in 2000. Net cash used in financing activities in 2002 primarily related to repayment of borrowings of $1.5 million partially offset by cash received for common stock issuance and stockholder note repayments of $267,000. Net cash provided by financing activities in 2001 was provided primarily from sales of $6.8 million of our common stock to private investors and the proceeds of $792,000 due to the issuance of common stock under our employee stock purchase plan.

Future funding requirements

On February 18, 2003 we entered into a definitive agreement to merge with Tumbleweed Communications Corp. in a stock-for-stock transaction. We believe that, with the cash resources of Tumbleweed, we will have sufficient resources to meet our working capital needs for at least the next 12 months. In the event the merger is not completed, we believe we will need to raise additional working capital in the next 12 months. Due to recurring losses and negative cash flows, there is substantial doubt about our ability to continue as a going concern if additional capital is not raised. We may not be able to obtain adequate or favorable financing at that time. Any additional financing may dilute your ownership interest in our company. New equity securities could have rights senior to those of our common stockholders.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	2003	2004	Total
Long-term debt payments	$1,016	$350	$1,366
Capital lease payments	243	—	243
Operating lease payments	294	96	390

	$1,553	$446	$1,999

Recent Accounting Pronouncements

We adopted SFAS No. 142, Goodwill and Intangible Assets on January 1, 2002. SFAS No. 142 stipulates that intangible assets with indefinite lives are not to be amortized, but tested at least annually for impairment. Upon the adoption of SFAS No. 142, we ceased amortizing goodwill and acquired workforce with a net carrying value of $7.5 million and annual amortization of $2.6 million that resulted from our December 1999 acquisition of Receipt.com. As part of our adoption of SFAS No. 142, we completed the initial impairment test during the second quarter of fiscal 2002 and the annual impairment tests during the fourth quarter of fiscal 2002 and these tests resulted in no impairment. On an ongoing basis, we will test goodwill for impairment on at least an annual basis and when circumstances indicate that an impairment may exist.

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board, or APB, Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We adopted SFAS No. 144 on January 1, 2002. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. We will adopt SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing and amounts of future restructuring costs recognized.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure requirements of FIN 45 did not have a material effect on our financial statements. We will adopt the recognition and measurement provisions of FIN 45 for guarantees issued or modified after December 31, 2002. We are currently determining what effect, if any, the recognition and measurement provisions of FIN 45 will have on our consolidated financial position or operating results.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure—an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosures required by SFAS No. 148 are included in the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K. We have not yet determined the effect that the transition provision of SFAS No. 148 would have on its consolidated financial statements, if any.

Factors That May Impact Future Results

Risks Related to Compliance with Nasdaq Requirements

In September 2002, we transferred our securities from The Nasdaq National Market to The Nasdaq SmallCap Market, which may affect the liquidity of our stock.

In June 2002, the staff of The Nasdaq National Market advised us that it would delist our stock on September 9, 2002 because we failed to meet certain listing qualifications of The Nasdaq National Market, unless we applied to transfer our securities to The Nasdaq SmallCap Market or requested a hearing to appeal the staff’s determination. We transferred our securities to The Nasdaq SmallCap Market on the opening of the market on September 9, 2002. The transfer from The Nasdaq National Market to The Nasdaq SmallCap Market may be a less desirable and a less liquid marketplace.

If our common stock price remains under $1.00, or if we otherwise fail to comply with Nasdaq rules, our common stock may be delisted from The Nasdaq SmallCap Market, which could eliminate the trading market for our common stock.

If the market price for our common stock remains below $1.00 per share through June 6, 2003 or we otherwise fail to meet certain criteria for continued listing on The Nasdaq Small Cap Market, we have been notified by Nasdaq that our common stock may be delisted. Should our common stock be delisted from The Nasdaq Small Cap Market, our common stock would trade on the Over-the-Counter (OTC) Market. If our common stock is traded on the OTC, you likely would find it more difficult to trade in or obtain accurate quotations for the market price of our common stock.

If our common stock is considered “penny stock” under Section 15(g) of the Securities Exchange Act of 1934, it would be subject to rules that impose additional sales practices in broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock and the ability of investors to sell the common stock.

The market price per share of our common stock following a reverse split may drop and may not remain in excess of the $1.00 minimum bid price as required by Nasdaq, as downward pressure may be created by such split or other factors may arise.

As a means to conform to the Nasdaq minimum price rule, we may request stockholders to approve a reverse stock split for the purpose of increasing our stock price above $1.00 per share. We cannot predict whether a reverse stock split, if completed, will increase the market price for our common stock. The history of similar stock split combinations for companies in like circumstances is varied. The market price per share of our common stock following the reverse stock split may not remain in excess of the $1.00 minimum bid price as required by Nasdaq or that we will otherwise meet the requirements of Nasdaq for continued inclusion for trading on The Nasdaq Small Cap Market. A reverse stock split could negatively impact the value of our common stock by allowing additional downward pressure on the stock price as its relative value becomes greater following the reverse split. In other words, the stock, at its new higher price, has farther to fall and therefore more room for investors to short or otherwise trade the value of the stock downward. Similarly, a delisting may negatively impact the value of the stock as stocks trading on the OTC market are typically less liquid and trade with larger variations between bid and ask price. The market price of our common stock will also be based on our performance and other factors, some of which are unrelated to the number of shares outstanding. If a reverse split is affected and the market price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of a reverse stock split. Furthermore, the reduced number of shares that would be outstanding after the reverse stock split could adversely affect liquidity of our common stock. Moreover, our ability to repurchase fractional shares in connection with a reverse split may be limited or prohibited by applicable state law regarding the redemption or repurchase of securities for cash. In any event, effecting such a split will entail substantial cost to comply with applicable federal and state securities laws, particularly in those states where a permit of special qualification is required. We may lack the cash resources to satisfy these costs and therefore effect compliance.

Risks Related to Our Business

We may be unable to continue as a going concern.

Substantial doubt exists as to our ability to continue as a going concern. We incurred net losses of $28.3 million in 2000, $28.4 million in 2001 and $21.7 million in 2002. We must increase our revenues by obtaining new customers and generate additional revenues from existing customers and control its costs. We may not have any revenue growth, our revenues could decline, and we may incur losses for the foreseeable future. If we are unable to increase revenues, we cannot be certain that we can reach profitability or positive cash flows in the future. If we are unable to achieve positive cash flows, and if the proposed merger with Tumbleweed is not completed, we will require additional financing. Additional financing may not be available on acceptable terms, if at all. If we are unable to raise additional capital when needed, we may be unable to continue as a viable company. In the event that the merger with Tumbleweed is not completed and an appropriate financing or an alternative transaction is not implemented promptly following termination of the merger agreement, we may be required to commence bankruptcy or similar liquidation proceedings with little if any value to be realized by our common stockholders.

The costs of operating as an independent public company may not be justified in light of its historical and projected operating results.

The costs of operating a small capitalization public company are considerable and have increased for us as a result of compliance with the Nasdaq listing requirements, regulatory costs arising from the implementation of the Sarbanes-Oxley Act, compliance with the various blue sky and other state laws applicable to small capitalization companies, and otherwise. These increased costs may place a significant and increasing burden on us and divert our management’s attention from operating our business to raising capital and complying with application regulation. Moreover, like many other small capitalization companies, our ability to attract and retain employees with equity compensation has diminished, which may necessitate the need to pay additional cash compensation to employees, management and directors to motivate and retain them. In the event that the merger with Tumbleweed is not completed, we may be unable to operate efficiently as an independent public company in light of these additional costs or otherwise, and the inability to do so would materially and adversely affect our prospects and ability to continue as an independent going concern.

Our recently announced merger with Tumbleweed may subject our stock price to downward adjustments as a result of adverse developments in Tumbleweed’s business.

We announced on February 18, 2003 that we had entered into a merger agreement with Tumbleweed, pursuant to which our stockholders will receive 0.385 shares of Tumbleweed common stock for each outstanding share of our common stock that they hold. Since we may terminate the agreement only in very limited circumstances and the exchange ratio is not subject to adjustment, our stock price may be affected by changes in Tumbleweed’s stock price. Accordingly, Our stockholders are subject to the risk of downward adjustments in our stock price as a result of adverse developments in Tumbleweed’s business. Moreover, if for any reason we are unable to complete the merger with Tumbleweed, the price of our common stock may be adversely affected.

Our efforts to close the proposed merger with Tumbleweed may harm our business as a result of delays in executing our separate business strategy and uncertainties caused by the proposed merger.

Our efforts to complete the proposed merger with Tumbleweed are complex and time consuming, and may disrupt our business. The attention and effort devoted to the proposed merger may significantly divert management’s attention from our other important business objectives.

Completion of the proposed merger is not certain, and this uncertainty may harm our business by disrupting relationships with employees, customers, suppliers and other strategic relationships.

As a result of these uncertainties and the efforts related to the proposed merger with Tumbleweed, our business could be harmed as a result as a result of:

•	the inability to obtain alternative funding sources during the pendancy of the merger for purposes of ensuring liquidity and viability as an independent going concern;

•	potential loss of key management, development or other personnel;

•	decline in employee morale;

•	difficulties in hiring qualified development and other personnel to fill open positions;

•	cancellations, reductions or delays in orders for our products or services;

•	the reluctance of new or old customers and vendors to enter into or expand relationships or agreements with us; and

•	an inability to pursue or complete acquisitions of other companies that may be strategic to our business.

If we are unable to complete the proposed merger with Tumbleweed, our business may be harmed.

The proposed merger is subject to approval by our stockholders and other customary closing conditions. The proposed merger may not be successfully completed. If so, our business may be harmed as a result of:

•	legal, accounting and other costs that we have has incurred in conjunction with the proposed merger;

•	a potential loss of key management, development or other personnel;

•	a decline in employee morale;

•	damage to customer relationships, including cancellations, reductions or delays in orders for our products or services;

•	a loss of key strategic relationships or key business partners; and

•	delays in product development or development of new service capabilities.

Pursuant to terms of the merger agreement, we have has not pursued other corporate opportunities, including raising additional funds and continuing our operations as a standalone company. As a result, if we do not consummate the merger with Tumbleweed, our financial condition may be inadequate for us to continue to operate our business. In addition, our inability to complete the merger with Tumbleweed may lower our value or reduce our ability to merge with other companies that may have been interested in acquiring our company. In addition, we could be required to pay a termination fee to Tumbleweed upon the occurrence of certain events.

If the merger with Tumbleweed is not consummated, we will have to raise additional capital or we may not be able to develop or enhance our products, services and markets.

If the merger with Tumbleweed is not consummated, we will have to seek additional funding. If we cannot quickly raise funds on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. We may also be required to reduce operating costs through lay-offs or reduce our sales and marketing or research and development efforts. If we issue equity securities to raise funds, stockholders may experience significant dilution and the new equity securities may have rights, preferences or privileges senior to those of our common stock.

Because we have a limited operating history, it is difficult to evaluate our prospects.

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

Our quarterly results depend on a number of factors, many of which are beyond our control. Our quarterly results have in the past fluctuated, and may in the future fluctuate, as a result of many factors, including the following:

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

We have incurred significant net losses. We incurred net losses of $21.7 million in 2002 and $28.4 million in 2001. As of December 31, 2002, we had incurred cumulative losses of $96.3 million. Widespread acceptance of electronic commerce may be adversely affected as a result of general or industry specific economic conditions. As a consequence, the market for our products and services may fail to develop and grow and we may be unable to achieve our financial targets.

We will need to generate significantly higher revenues in order to achieve profitability. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. If our gross margins do not improve, or if our operating expenses exceed our expectations, our operating results will suffer and our stock price may fall.

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

We rely on, and expect to continue to rely on, a limited number of customers for a significant percentage of our revenues, and if any of these or other significant customer stops licensing our software products and services, our revenues could decline.

A limited number of customers have accounted for a significant portion of our revenues. For 2002, one customer accounted for 12% of total revenues. For 2001, two customers accounted for 20% and 14% of total revenues. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers. We do not have long-term contracts with our customers that obligate them to license our software products or use our services. We cannot be certain that we will retain our customers or that we will be able to obtain new customers. If we were to lose one or more customers, our revenues could decline.

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

Products and services provided to our international customers accounted for 51% of our revenues during 2002 and 61% of our revenues during 2001. Conducting business outside of the United States subjects us to additional risks, including:

•	changes in regulatory requirements;

•	reduced protection of intellectual property rights;

•	evolving privacy laws;

•	tariffs and other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	problems in collecting accounts receivable; and

•	difficulties in authenticating customer information.

We must maintain and enter into new collaborative agreements, and any failure to do so could harm our business.

One of our objectives is to enter into strategic or other similar collaborative alliances in order to reach a larger customer base than we could reach through our direct sales and marketing efforts. We will need to maintain or enter into additional strategic alliances to execute our business plan. If we are unable to maintain our strategic alliances or enter into additional strategic alliances, our business would be materially harmed.

We have entered into technology, marketing and distribution agreements with several companies. We may be unable to leverage the brand and distribution power of these agreements to increase the adoption rate of our technology. We have been establishing agreements to ensure that third-party solutions are interoperable with our software products and services. To the extent that our products are not interoperable or our agreements choose not to integrate our technology into their offerings, the adoption of our software products and outsourced services would be inhibited. Furthermore, agreements our success will depend in part on the ultimate success of other parties to these agreements.

Our existing agreements do not, and any future agreements may not, grant us exclusive marketing or distribution rights. In addition, the other parties may not view their agreements with us as significant for their own businesses. Therefore, these parties could reduce their commitment to us at any time in the future. These parties could also pursue alternative technologies or develop alternative products and services, either on their own or in collaboration with others, including our competitors. Should any of these developments occur, our business will be harmed.

Our success depends on its ability to grow and develop its direct sales and indirect distribution channels.

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

We have made recent changes to its management team and board of directors. The result of these changes is uncertain and may not be effective.

John Vigouroux, our former president of field operations, was named president and chief executive officer and appointed to the board of directors in October 2002. Joseph (“Yosi”) Amram resigned as our president and chief executive officer in October 2002. Mr. Amram continues to act as our advisor and remains on the board of directors. Mr. Vigouroux has not previously served as President or Chief Executive Officer of an independent public company. If Mr. Vigouroux does not effectively integrate into his new leadership role or if he does not work effectively with our existing management team, our business may suffer.

We may be unable to retain qualified personnel, which could harm our business and product development.

We also must continue to train, retain, and motivate highly skilled technical, managerial, sales and marketing and professional services personnel. Due to the various workforce reductions that we completed, the morale of our remaining employees is low, and we may be unable to retain them, particularly in light of our limited cash resources. In addition, if our stock price decreases substantially, it may be more difficult to retain employees who consider stock options an important part of their compensation package. If we encounter difficulties retaining software engineering personnel at a critical stage of product development, our relationship with existing and future customers could be harmed. The failure to retain necessary technical, managerial, sales, marketing and professional services personnel would harm our business.

Our business will suffer if we are unable to protect our intellectual property.

We rely on copyrights, trade secrets, know-how, patents, continuing technological innovations and licensing opportunities to maintain and further develop our market position. In addition, we rely on outside licensors for patent and software license rights in encryption technology that is incorporated into and is necessary for the operation of our products and services. Our success will depend in part on our continued ability to have access to technologies that are or may become important to the functionality of our products and services. The inability to continue to procure or use this technology could harm our business.

Our success will also depend in part on our ability to protect our intellectual property rights from infringement, misappropriation, duplication and discovery by third parties. Others may independently develop substantially equivalent proprietary technology or gain access to our trade secrets or disclose our technology and that we may be unable to meaningfully protect our trade secrets. Attempts by others to utilize our intellectual property rights could undermine our ability to retain or secure customers. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States. Our attempts to enforce our intellectual property rights could be time consuming and costly.

Our pending or future patent applications may not be granted and any patents that are issued may not be enforceable or valid. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. We may not be the first inventor of inventions covered by our issued patent or pending patent applications or that we are the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings before the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to us. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute.

Any claim of infringement by third parties could be costly to defend, and if we infringe upon the intellectual property rights of third parties, we may be required to pay substantial licensing fees.

We may increasingly become subject to claims of intellectual property infringement by third parties as the number of our competitors grows and the functionality of their products and services increasingly overlaps with ours. Because we are in an evolving field, customers may demand features which will subject us to a greater likelihood of claims of infringement.

We are aware of pending and issued United States and foreign patent rights owned by third parties that relate to cryptography technology. Third parties may assert that we infringed their intellectual property rights based upon issued patents, trade secrets or know-how that they believe cover our technology. In addition, future patents may issue to third parties which we may infringe. It may be time consuming and costly to defend ourselves against any of these claims and we may not prevail.

Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could block our ability to further develop or commercialize some or all of our products in the United States and abroad. In the event of a claim of infringement, we may be required to obtain one or more licenses from or pay royalties to third parties. We may be unable to obtain any such licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain such license could harm our business.

Defects in our software products and services could diminish demand for our products and services, which may harm our business.

Because our products and services are complex, they may contain errors or defects that are not found until after they are used by our customers. Errors or defects that subsequently arise could seriously harm our reputation and our ability to generate sales to new or existing customers.

Our software products and services are used in systems with other vendors’ products. These products and services can be adequately tested only when they are successfully integrated with these systems. Errors may be found in new products or releases after shipment and our products and services may not operate as expected. Errors or defects in our products and services could result in:

•	loss of revenues and increased service and warranty costs;

•	delay in market acceptance;

•	loss of salaries; and

•	injury to our reputation.

Failure to increase our brand awareness could limit our ability to compete effectively.

If the marketplace does not associate us with high-quality, end-to-end secure infrastructure software products and services, we may be unable to keep our existing customers, attract new customers or successfully introduce new products and services. Competitive and other pressures may require us to increase our expenses to promote our brand name, and the benefits associated with brand creation may not outweigh the risks and costs associated with establishing our brand name. Our failure to develop a strong brand name or the incurrence of excessive costs associated with establishing our brand name may harm our business.

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

We could incur substantial costs resulting from product liability claims relating our customers’ use of our products and services.

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

We granted options for approximately 1.1 million shares of our common stock that may have violated California securities laws.

On December 12, 2002, we granted options to purchase a total of 1,029,209 shares of our common stock at an exercise price of $0.28 per share, which was the fair market value on the date of grant. Such grants were not properly qualified under the California Corporate Securities Law of 1968, as amended. We are in the process of submitting an application for a permit from the California Department of Corporations in order to effectuate a rescission offer and minimize any liability we may have. If the rescission offer is effected, we estimate that the liability would not be material. If the rescission offer is not effected, optionees may have a claim for the fair value of their option at the time of the grant, which the Department of Corporations historically has set at 20% of the exercise price, or, if an optionee were to exercise the option and thereafter seek rescission, the liability would be a refund of the exercise price paid plus interest from the date of exercise until rescission.

We have been named as a defendant in a stockholder class action lawsuit that is now pending and which arose out of our public offering of securities in 2000. If we do not prevail in this lawsuit, our business may suffer.

A class action lawsuit was filed on December 3, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of our common stock alleging violations of federal securities laws. Lachance v. Valicert, Inc. et al., No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offerings Securities Litigation, No. 21 MC 92 (SAS). The case is brought purportedly on behalf of all persons who purchased our common stock from July 27, 2000 through December 6, 2000. The complaint names as defendants the Company; Joseph (“Yosi”) Amram, our former president and chief executive officer, and current member of our board of directors; Timothy Conley, vice president, finance and chief financial officer; and an investment banking firm that served as an underwriter for our initial public offering in July 2000.

The amended complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Exchange Act on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, the following:

•	the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the initial public offering, and

•	the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

We believe that the allegations against us are without merit and we intend to contest them vigorously. We cannot assure you, however, that we will prevail in this lawsuit. Failure to prevail could have a material adverse effect on our financial position, results of operations and cash flows in the future.

We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, the Company and our affiliated individual defendants (as well as all other issuer defendants) filed a motion to dismiss the complaint. The Court denied the motions to dismiss claims under the Securities Act in all but 10 of the cases, including our case. The Court granted the motion to dismiss the claims under the Exchange Act against us and the individual defendants. Management believes that the allegations against us and our officers are without merit and intends to contest them vigorously. If the outcome of the litigation is adverse to us and if, in addition, we were required to pay significant monetary damages in excess of available insurance, our business would be significantly harmed.

In addition, we may become subject to other types of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could harm our business.

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

We may be required to record impairment charges related to its goodwill in future quarters.

At December 31, 2002, we had recorded goodwill with a net book value of $7.5 million related to our 1999 acquisition of Receipt.com. We test goodwill for impairment at least annually and when evidence of an impairment exists. We have not recorded any impairment charges through December 31, 2002. However, if our future financial performance or other events indicate that the value of our recorded goodwill is impaired, we may be required to record impairment charges which could have a material adverse effect on our reported results.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and market our products in North America, Europe and Asia/Pacific regions. As a result, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because substantially all of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest expense is sensitive to changes in the general level of U.S. interest rates because the interest rate charged on a portion of our long-term debt varies with the prime rate. Due to the nature of our investments and borrowings, we believe that we are not subject to any material exposure to interest rate fluctuations. A hypothetical change in interest rates of 100 basis points would have an immaterial effect on our operating results and cash flows.

As of December 31, 2002, we had not entered into any derivative contracts, either for hedging or trading purposes.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated in Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information concerning our executive officers and directors as of December 31, 2002:

Name	Age	Position
John Vigouroux	43	President, Chief Executive Officer and Director
Srinivasan (“Chini”) Krishnan	34	Senior Vice President, Product Development and Services, Chief Technology Officer, Founder, Chairman of the Board of Directors and Secretary
Timothy Conley	53	Vice President, Finance and Chief Financial Officer
David Jevans	35	Senior Vice President, Marketing and Corporate Development
Denis Brotzel	51	Vice President, Global Sales
Joseph (“Yosi”) Amram	46	Director
Taher Elgamal	47	Director
John Johnston	50	Director
Magdalena Yesil	44	Director

Mr. Elgamal, Mr. Johnston and Ms. Yesil are members of the audit committee. Mr. Johnston is the sole member of the compensation committee.

John Vigouroux has served as our president and chief executive officer since October of 2002. He also served as our president of field operations from July 2002 to October 2002. In November 2001, Mr. Vigouroux co-founded TaraSoft, which specializes in solutions that shorten the software development cycle, and served as their chief executive officer until July 2002. From July 2000 to October 2001, Mr. Vigouroux served as President of AuctionWatch, a company providing sales management software and services for on-line business auctions. From October 1998 to July 2000, Mr. Vigouroux served as the Senior Vice President of sales, marketing and international operations and the Vice President of corporate development at Beyond.com, which provided products and services for corporations and government agencies to conduct electronic commerce. From May 1997 to October 1998, Mr. Vigouroux served as Vice President of business development at NetObjects, a software company providing tools for website developers and designers. In addition, Mr. Vigouroux has previously held senior level positions with Cisco Systems and Adobe Systems. Mr. Vigouroux holds a B.A. degree in organizational behavior and development from Averett University.

Srinivasan (“Chini”) Krishnan co-founded Valicert in February 1996 and has served as our chairman of the board of directors since February 1996 and our senior vice president of product development and services since May 2002. He also served as our chief technology officer from February 1996 through April of 2001. From June 1994 to February 1996, Mr. Krishnan was at Enterprise Integration Technologies where he was instrumental in launching and managing Terisa Systems, a security toolkits company and CommerceNet, an industry consortium to develop business over the Internet. Mr. Krishnan has also served in various engineering positions at Cadence Design Systems between May 1991 and June 1994. Mr. Krishnan holds a B.S. degree in computer science from the Indian Institute of Technology and an M.S. degree in computer science from Duke University.

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

David Jevans has served as our senior vice president of marketing and corporate development since April of 2002. From January 2000 to April 2002, Mr. Jevans served as vice president, corporate development. In April 1994, Mr. Jevans founded Receipt.com and served as its president and chief executive officer until December 1999 when we acquired Receipt.com. From April 1994 to April 1996, Mr. Jevans was the vice president of networks at Catapult Entertainment, an Internet service company. From December 1989 to April 1994, Mr. Jevans was employed at Apple Computer where he served as an e-commerce technology advisor to the chief executive officer and executive management team, and a project leader in the operating systems group. Mr. Jevans holds a B.S. and a M.S. degree in computer science from the University of Calgary, Canada.

Denis Brotzel has served as our vice president of global sales since October 2002. Prior to that, Mr. Brotzel served as our vice president of North American Sales and has been with us since March 2000. From October 1998 to March 2000, Mr. Brotzel was the vice president of global sales for EGS, Inc., a division of Invensys plc, a global leader in business and process automation. From September of 1984 to October 1998, Mr. Brotzel was the vice president of sales and held various senior management positions at Measurex, a division of Honeywell, Inc. Mr. Brotzel holds a B.S. degree in applied physics from the University of Middlesex, London, England.

Joseph (“Yosi”) Amram has served as one of our directors since August of 1997. He also served as our president and chief executive officer from August 1997 to October 2002. From January 1989 to August 1996, Mr. Amram founded and served as chairman and chief executive officer for Individual, Inc., a content aggregation provider of personalized information services. Before that, Mr. Amram was a venture capitalist at the Aegis Funds, and led the product marketing group at Rational Software, a provider of object oriented software. Mr. Amram holds B.S. and M.S. degrees in electrical engineering from the Massachusetts Institute of Technology and an M.B.A. with distinction from Harvard Business School.

Taher Elgamal has served as one of our directors since October 1997. Mr. Elgamal has served as chief executive officer for Securify, an internet security company since June 1998. Mr. Elgamal served as chief scientist for Netscape Communications, an internet software company, from April 1995 to June 1998. Mr. Elgamal holds a B.S. degree in electrical engineering from Cair University and an M.S. degree and a Ph.D. degree in electric engineering from Stanford University.

John Johnston has served as one of our directors since May 1998. Mr. Johnston has been a venture capitalist at August Capital since August 1995 and from 1988 to the present, has been a venture capitalist at Technology Venture Investors. Mr. Johnston holds a B.A. degree in English from Princeton University and an M.B.A. degree from Harvard Business School.

Magdalena Yesil has served as one of our directors since October 1999. Ms. Yesil has been a venture capitalist at US Venture Partners since January 1998. From August 1996 to December 1997, Ms. Yesil founded MarketPay, a software company, and served as its president. From 1994 to August 1996, Ms. Yesil founded Cybercash, a secure electronic payment company, and served as vice president, marketing and technology. Ms. Yesil holds a B.S. degree in industrial engineering and an M.S. degree in electrical engineering.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with Securities and Exchange Commission. All persons who file reports required by regulations of the Securities and Exchange Commission are required to furnish us with copies of the reports.

Based solely on our review of the forms furnished to us and written representations from the persons filing the reports, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with and filed in a timely manner, except for a Form 3 filed on behalf of Denis Brotzel in November 2002 and a Form 4 filed on behalf of Srinivasan (“Chini”) Krishnan in December 2002.

Compensation Committee Interlock and Insider Participation

The members of the compensation committee during the fiscal year ended December 31, 2002 were John Johnston and Scott Loftesness, until May 2002 when Mr. Loftesness’s term as a director expired and he did not stand for re-election to the board. The compensation committee reviews and approves salary and bonus levels and stock option grants for executive officers. During the fiscal year ended December 31, 2002, no member of our compensation committee and none of our executive officers served as a member of the board of directors or a compensation committee of any entity that has one or more of our executive officers serving as a member of that entity’s board of directors or compensation committee. The compensation committee held two meetings during the fiscal year ended December 31, 2002. For additional information concerning the compensation committee, see the following Report of the Compensation Committee on Executive Compensation.

REPORT OF THE COMPENSATION COMMITTEE

ON EXECUTIVE COMPENSATION

General

The members of the compensation committee during the fiscal year ended December 31, 2002 were John Johnston and Scott Loftesness, until May 2002 when Mr. Loftesness’s term as a director expired and he did not stand for re-election to the board. The compensation committee is responsible for setting and administering the policies governing annual compensation of our executive officers. The compensation committee reviews the performance and compensation levels for executive officers and sets salary levels.

As the industry in which we operate can be extremely competitive, the compensation committee believes that the compensation programs for executive officers should be designed to retain and motivate talented executives responsible for success, and should be determined within the competitive environment in which we are situated and based on the achievement of business objectives, individual contribution, and financial performance. The compensation committee’s goals are to provide a total compensation package that considers the compensation practices of other companies who are competing with us for executive officers, provides variable compensation that is linked to achievement of financial, division, and individual performance goals, and aligns the interests of the executive officers with ours by providing them with an equity stake in Valicert. The components of our compensation policies for executive officers consists of base salary and benefits, bonuses and long-term stock option incentives.

Salary

The compensation committee annually assesses the performance and sets the salary of our president and chief executive officer, John Vigouroux, and our other executive officers. At the beginning of the fiscal year, base salaries were established by our board of directors based on competitive compensation data, top executive’s job responsibilities, experience, individual performance and contributions to the business. No specific formula was applied to determine the weight of each factor. The board of directors’ decision with regard to Mr. Vigouroux’s compensation as president and chief executive officer was based on presidents and chief executive officers of comparable size companies. In addition, the compensation committee considers certain incentive objectives based on Valicert’s performance as it relates to revenue levels and earnings per share levels.

In determining executive officer salaries, the compensation committee reviews recommendations from Mr. Vigouroux, which includes information from salary surveys, performance evaluations and our financial condition. The compensation committee also establishes both financial and operational-based objectives and goals in determining executive officer salaries. These goals and objectives include sales and spending forecasts for the upcoming year and published executive compensation literature for comparable sized companies.

Bonuses

Incentive bonuses are intended to reflect the board of directors’ belief that a significant portion of the compensation of each executive officer should be contingent on our performance, as well as the individual contribution of each executive officer. In consultation with the chief executive officer, the compensation committee annually determines the total amount of cash bonuses available for executive officers and certain other management employees. For the fiscal year ended December 31, 2002, bonus awards were contingent on the achievement of revenue and operating profit targets, set by the compensation committee in consultation with the chief executive officer. Additionally, awards may be weighted so that executives would receive proportionately higher awards when performance targets were met and proportionately smaller awards when performance targets were not met.

Stock Options

The compensation committee believes that equity ownership by executive officers provides significant motivation to maximize value for our stockholders and, therefore, periodically grants stock options under our stock option plan. Stock options are granted at the current market price and will only have value if the stock price increases over the exercise price. It is the belief of our board of directors that stock options directly motivate an executive to maximize long-term stockholder value.

The compensation committee determines the size and frequency of option grants for executive officers, after consideration of recommendations from our chief executive officer. Recommendations for options are based upon the relative position and responsibilities of each executive officer, previous and expected contributions of each officer and previous option grants to each executive officer.

Compensation of Chief Executive Officer

John Vigouroux has served as our president and chief executive officer since October of 2002. Early in 2003, the compensation committee reviewed Mr. Vigouroux’s performance with regard to performance objectives set by the board of directors in 2002, weighted among specific personal and corporate objectives, in determining his eligibility for bonus compensation. Mr. Vigouroux’s bonus compensation for the fiscal year ended December 31, 2002 was $41,500. In addition, the board of directors set Mr. Vigouroux’s salary at $190,000 per year for 2003.

Section 162(m) of the Internal Revenue Code

We have considered the provisions of Section 162(m) of the Internal Revenue Code and related Treasury Department regulations which restrict deductibility of executive compensation paid to our chief executive officer and each of the next four most highly compensated executive officers holding office at the end of any year if the compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under the statute or regulations. Income from options granted under our option plans would generally qualify for an exemption from these restrictions so long as the options are granted by a committee of our board of directors whose members are non-employee directors. We expect that the compensation committee will generally be comprised of non-employee directors, and that to the extent the compensation committee is not so constituted for any period of time, the options granted during such period will not be likely to result in compensation exceeding $1,000,000 in any year.

COMPENSATION COMMITTEE

John Johnston

COMPARISON OF STOCKHOLDER RETURN

Set forth below is a line graph comparing the annual percentage change in the cumulative total return on our common stock with the cumulative total returns of the Nasdaq Computer and Data Processing Index and The Nasdaq Stock Market for the period commencing on July 28, 2000 and ending on December 31, 2002. The line graph also compares the annual percentage change in the cumulative total return on our common stock with the cumulative total returns of the JP Morgan Hambrecht & Quist Internet Index for the period commencing on July 29, 2000 and ending on December 31, 2001. The JP Morgan Hambrecht & Quist Internet Index was discontinued effective on December 31, 2001.

Comparison of Cumulative Total Return From July 28, 2000 Through December 31, 2002 (1):

Valicert, Nasdaq Computer and Data Processing Index,

The Nasdaq Stock Market and

JP Morgan Hambrecht & Quist Internet Index

(1)	Based on a stockholder’s $100 investment on July 28, 2000 in our common stock, the Nasdaq Computer and Data Processing Index, The Nasdaq Stock Market and the JP Morgan Hambrecht & Quist Internet Index, and that all dividends received by the stockholder were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

The information contained above under the captions “Report of the Compensation Committee on Executive Compensation” and “Comparison of Stockholder Return” shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into a filing.

ITEM 11.    EXECUTIVE COMPENSATION AND OTHER MATTERS

The following table sets forth information concerning the compensation of our current chief executive officer, our former chief executive officer, our four other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 per year for services rendered during the years ended December 31, 2000, 2001 and 2002, respectively, and one former executive officer who would have been included had he continued to serve through December 31, 2002.

SUMMARY COMPENSATION TABLE

	Year	Salary	Bonus(1)	Other Annual Compensation(2)		Long-term Compensation
Name and principal position						Shares Underlying Options
Current Executives
John Vigouroux(3) President and Chief Executive Officer	2002 2001 2000	$81,359 — —	$62,409 — —	$	— — —	500,000 — —

Timothy Conley(4) VP, Finance and Chief Executive Officer	2002 2001 2000	171,000 181,292 170,000	15,000 21,750 30,000		— — —	179,834 85,000 33,333

David Jevans SVP, Marketing and Corporate Development	2002 2001 2000	165,000 175,125 165,000	49,000 21,750 25,000		— — —	216,270 65,000 —

Srinivasan (“Chini”) Krishnan SVP, Product Development and Services and Chief Technology Officer	2002 2001 2000	153,000 165,000 155,000	15,000 21,750 25,000		— — —	126,000 40,000 33,333

Denis Brotzel(5) VP, Global Sales	2002 2001 2000	121,555 100,000 78,500	3,375 75,000 26,833		73,061 — 28,700	144,534 8,833 23,334

Former Executives
Joseph (“Yosi”) Amram(6) former President and Chief Executive Officer	2002 2001 2000	166,500 176,521 165,000	— 58,500 85,000		— — —	235,999 120,000 66,666

Alexander Garcia-Tobar(7) former VP, Business Development and Channel Sales	2002 2001 2000	129,166 143,125 130,000	— 31,626 47,102		46,092 42,661 22,898	40,000 80,000 66,666

(1)	Bonuses are based on performance.
(2)	Represents commissions based on sales performance and severance.
(3)	Mr. Vigouroux was hired in July 2002. He was promoted to President and Chief Executive Officer in October 2002.
(4)	Mr. Conley was hired in January 2000. Long-term compensation, shares underlying options, includes warrants to purchase 33,333 shares of our common stock at $18.90 per share.
(5)	Mr. Brotzel was hired in March 2000. He was promoted to VP, Global Sales in October 2002.
(6)	Mr. Amram resigned from the position of President and Chief Executive Officer in October 2002 and remains as an advisor and member of our board of directors.
(7)	Mr. Garcia-Tobar resigned from the position of VP, Business Development and Channel Sales in October 2002.

Stock Options Granted in 2002

The following table provides the specified information concerning grants of options to purchase our common stock made during the fiscal year ended December 31, 2002 to the persons names in the Summary Compensation Table:

OPTIONS GRANTED IN LAST FISCAL YEAR

	Number of Shares Underlying Options Granted(2)	% of Total Options Granted to Employees in Fiscal Year(3)		Exercise Price Per Share(4)		Expiration Date	Potential Realized Value at Assumed Annual rates of Stock Price Appreciation for Options Term(1)
Name							5%		10%
John Vigouroux	300,000 200,000	8.71 5.81	% %	$ $	0.37 0.35	7/29/2012 10/25/2012	$ $	69,807 44,023	$ $	176,905 111,562
Timothy Conley	60,000 119,834	1.74 3.48	% %	$ $	1.15 0.28	3/4/2012 12/12/2012	$ $	43,394 21,102	$ $	109,968 53,476
David Jevans	50,000 100,000 116,270	1.45 2.90 3.38	% % %	$ $ $	1.15 0.69 0.28	3/4/2012 5/12/2012 12/12/2012	$ $ $	36,161 43,394 20,474	$ $ $	91,640 109,968 51,885
Srinivasan (“Chini”) Krishnan	60,000 66,000	1.74 1.92	% %	$ $	1.15 0.28	3/4/2012 12/12/2012	$ $	43,394 11,622	$ $	109,968 29,452
Denis Brotzel	30,000 100,000 14,534	0.87 2.90 0.42	% % %	$ $ $	0.60 0.47 0.28	6/1/2012 7/15/2012 12/12/2012	$ $ $	11,320 29,558 2,559	$ $ $	28,687 74,906 6,486
Joseph (“Yosi”) Amram	120,000 115,999	3.48 3.37	% %	$ $	1.15 0.28	3/4/2012 12/12/2012	$ $	86,787 20,426	$ $	219,936 51,764
Alexander Garcia-Tobar	40,000	1.16%			$1.15	11/30/2002		$28,929		$73,312

(1)	Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option holders’ continued employments through the vesting period. The amounts reflected in this table may not necessarily be achieved.
(2)	All options granted under the 1998 Stock Plan are immediately exercisable, but vest over a four-year period from the date of grant, subject to the optionee’s continuous employment with us.
(3)	Based on a total of 3,443,709 options granted to all employees during fiscal 2002.
(4)	All options were determined by the fair market value on the date of grant, as determined by the closing price of our common stock reported on The Nasdaq National Market.

Aggregate Option Exercises for 2001 and 2002 Year-End Values

The following table provides information concerning exercises of options to purchase our common stock during the fiscal year ended December 31, 2002, and unexercised options held on December 31, 2002, by the persons name in the Summary Compensation Table. A portion of the shares subject to these options are not yet vested, and this would be subject to repurchase by us at a price equal to the options exercise price, if the corresponding options were exercised before those shares had vested.

	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at Fiscal Year End		Value of Unexercised in-the-Money Options at Fiscal Year End(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
John Vigouroux	—	$—	500,000	—	$—	—
Timothy Conley	—	$—	431,501	—	$5,992	—
David Jevans	—	$—	550,694	—	$5,814	—
Srinivasan (“Chini”) Krishnan	—	$—	239,333	—	$3,300	—
Denis Brotzel	—	$—	165,590	—	$727	—
Joseph (“Yosi”) Amram	—	$—	422,665	—	$5,800	—
Alexander Garcia-Tobar	—	$—	—	—	$—	—

(1)	Based on a market value of $0.33, the closing price of our common stock on December 31, 2002, as reported by Nasdaq.
(2)	Stock Options granted under the 1998 Stock Plan are immediately exercisable at the date of grant, subject to repurchase by us. The options generally vest over a four-year period from the date of grant, subject to the optionee’s continuous employment with us.

Shares Acquired on Exercise includes all shares that may be purchased under the option, or portion of the option, exercised without deducting shares withheld to satisfy tax obligations, sold to pay the exercise price, or otherwise disposed of. Value realized is calculated by multiplying the difference between the market value of a share of common stock (closing market price) on the exercise date and the exercise price by the number of shares acquired upon exercise.

Compensation of Directors

Directors do not receive any cash compensation from us for their services as members of the board of directors, although members are reimbursed for expenses incurred for attendance at the meetings of the board of directors and the committees. Directors are eligible to participate in our stock plans.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

We entered into employment agreements with John Vigouroux, David Jevans, Joseph (“Yosi”) Amram, Srinivasan (“Chini”) Krishnan, Timothy Conley and Denis Brotzel, which contain certain provisions regarding compensation to each such individual upon consummation of our proposed merger with Tumbleweed. The terms of the employment agreements are summarized below.

John Vigouroux.    The employment agreement, effective through the closing of the merger, provides for the following terms:

•	an annual base salary of $190,000;

•	immediately prior to the merger, an amendment to Mr. Vigouroux’s stock option agreement with us that provides for full vesting of all of Mr. Vigouroux’s unvested options to purchase shares of our stock and an extension of the period of time to exercise these options to two years after the date of his termination of employment;

•	employment at-will; and

•	no other compensation or benefits other than as set forth above.

David Jevans.    The employment agreement, effective through the closing of the merger, provides for the following terms:

•	an annual base salary of $165,000;

•	immediately prior to the merger, a bonus payment of $139,000 will be paid and an amendment will be made to Mr. Jevan’s stock option agreement with us that provides for full vesting of 100,000 of his unvested options and an extension of the period of time to exercise certain options to two years after the date of his termination of employment;

•	employment at-will; and

•	no other compensation or benefits other than as set forth above.

Joseph (“Yosi”) Amram.    The employment agreement, effective through the closing of the merger, provides for the following terms:

•	an annual base salary of $166,500;

•	immediately prior to the merger, a bonus payment of $132,050 will be paid and an amendment to Mr. Amram’s stock option agreement with us will be made that will provide for the full vesting of certain of his unvested options and an extension of the period of time in which he may exercise these options to two years after the closing of the merger;

•	upon consummation of the merger, the prior employment agreement with us, dated August 27, 1997, will be terminated and no further payments will be due to Mr. Amram under that agreement;

•	employment at-will; and

•	no other compensation or benefits other than as set forth above.

Srinivasan (“Chini”) Krishnan.    The employment agreement, effective through the closing of the merger, provides for the following terms:

•	an annual base salary of $165,000;

•	immediately prior to the merger, a bonus payment of $69,500 will be made and an amendment to Mr. Krishnan’s stock option agreement with us that will provide for the full vesting of certain of his unvested options and extension of the period of time in which he may exercise these options to two years after the date of his termination of employment;

•	employment at-will; and

•	no other compensation or benefits other than as set forth above.

Timothy Conley.    The employment agreement, effective through the closing of the merger, provides for the following terms:

•	an annual base salary of $171,000;

•	immediately prior to the merger, a bonus payment of $264,100 will be made and an amendment to Mr. Conley’s stock option agreement with us that will provide for full vesting of all of his unvested options and extension of the period of time in which he may exercise certain options to two years after the date of his termination of employment;

•	employment at-will; and

•	no other compensation or benefits other than as set forth above.

Denis Brotzel.    The employment agreement, effective through the closing of the merger, provides for the following terms:

•	an annual base salary of $135,000;

•	immediately prior to the merger, an amendment to Mr. Brotzel’s stock option agreement with us that will provide that the period of time in which he may exercise certain options will be extended to 12 months after the date of his termination of employment;

•	employment at-will; and

•	no other compensation or benefits other than as set forth above.

In addition, immediately prior to the signing of the merger agreement, each of John Vigouroux, David Jevans, Srinivasan (“Chini”) Krishnan, Tim Conley and Denis Brotzel signed offer letters with Tumbleweed providing these individuals with special employment rights effective upon consummation of the merger. The terms of the offer letters are summarized below.

John Vigouroux Offer Letter.    Mr. Vigouroux’s offer letter provides for the following terms upon the closing of the merger:

•	Tumbleweed will employ Mr. Vigouroux on an at-will basis as the Senior Vice President and General Manager of the Valicert business unit;

•	a base salary of $250,000 annually;

•	eligible for certain incentive compensation based on the attainment of specified performance targets;

•	a recommendation to the Tumbleweed board of directors that Mr. Vigouroux be granted an option to purchase 400,000 shares of Tumbleweed common stock;

•	in the event that Mr. Vigouroux’s at-will employment is terminated by Tumbleweed without cause or he resigns his employment for good reason, as such terms are defined in the offer letter, in exchange for a waiver and release of all potential claims against Tumbleweed, he will be entitled to the following:

•	12 months’ base salary at the rate then in effect at the time of termination or $250,000, whichever is greater;

•	12 months’ Tumbleweed-paid COBRA benefits;

•	the immediate vesting of 100,000 of the 400,000 shares of the option described above; and

•	an extended period of one year from the date of termination to exercise the vested and exercisable portion of the option; and

•	in the event that Mr. Vigouroux is terminated without cause or resigns for good reason within six months after a change in control, as such terms are defined in the offer letter, in addition to the severance benefits described above, he will receive immediate vesting of an additional 25% of the shares subject to the option described above.

David Jevans Offer Letter.    Mr. Jevan’s offer letter provides for the following terms upon the closing of the merger:

•	Tumbleweed will employ Mr. Jevans on an at-will basis in a position to be determined, reporting to the Senior Vice President and General Manager of the Valicert business unit;

•	a base salary of $180,000 annually;

•	eligible for certain incentive compensation based on the attainment of specified performance targets;

•	a recommendation to the Tumbleweed board of directors that Mr. Jevans be granted an option to purchase 170,000 shares of Tumbleweed common stock;

•	in the event that Mr. Jevan’s at-will employment is terminated by Tumbleweed without cause or he resigns his employment for good reason, as such terms are defined in the offer letter, in exchange for a waiver and release of all potential claims against Tumbleweed, he will be entitled to the following:

•	12 months’ base salary at the rate then in effect at the time of termination or $180,000, whichever is greater;

•	and 12 months’ Tumbleweed-paid COBRA benefits; and

•	in the event that Mr. Jevans is terminated without cause or resigns for good reason within six months after a change in control, as such terms are defined in the offer letter, in addition to the severance benefits described above, he will receive immediate vesting of 25% of the shares subject to the aforementioned option.

Srinivasan (“Chini”) Krishnan Offer Letter.    Mr. Krishnan’s offer letter provides for the following terms upon the closing of the merger:

•	Tumbleweed will employ Mr. Krishnan as a Senior Advisor for a period of three months from the closing of the merger;

•	a base salary of $165,000, on an annualized basis, during the three-month term; and

•	so long as Mr. Krishnan’s employment is not terminated for cause, as defined in the offer letter, during the term of employment, in exchange for a waiver and release of all potential claims against Tumbleweed, he will be entitled to the following at the conclusion of the three month employment term:

•	12 months’ base salary;

•	12 months’ Tumbleweed-paid COBRA benefits; and

•	a bonus payment of $27,000.

Timothy Conley Offer Letter.    Mr. Conley’s offer letter provides for the following terms upon the closing of the merger:

•	Tumbleweed will employ Mr. Conley as a Senior Financial Advisor for a period of one month from the closing ;

•	a base salary of $171,000, on an annualized basis, during the one-month term; and

•	as long as Mr. Conley is not terminated for cause, as defined in the offer letter, during the one month following the closing, Mr. Conley will continue to be employed as a consultant for a period of one year thereafter pursuant to the following terms:

•	12 months’ base salary;

•	a bonus payment of $27,000; and

•	eligible to participate in Tumbleweed’s employee benefits plans and programs, available to employees of Tumbleweed generally for a period of 12 months.

Denis Brotzel Offer Letter.    Mr. Brotzel’s offer letter provides for the following terms upon the closing of the merger:

•	Tumbleweed will employ Mr. Brotzel on an at-will basis in the position of Vice President, reporting to the Senior Vice President and General Manager of the Valicert business unit;

•	a base salary of $135,000, on an annualized basis;

•	eligible for certain incentive compensation based on the attainment of specified performance targets;

•	if Mr. Brotzel’s at-will employment is terminated by Tumbleweed without cause, as defined in the offer letter, during the first 90 days of employment with Tumbleweed, in exchange for a waiver and release of all potential claims against Tumbleweed, he will be entitled to the following:

•	12 months’ base salary at the rate then in effect at the time of termination or $135,000, whichever is greater; and

•	12 months’ Tumbleweed-paid COBRA benefit; and

•	if Mr. Brotzel’s employment is terminated without cause any time after the first 90 days of employment with Tumbleweed, he will be entitled to the following:

•	four months’ base salary at the rate then in effect at the time of termination or $45,000, whichever is greater; and

•	four months’ Tumbleweed-paid COBRA benefits.

Stock Option and Warrant Agreements

John Vigouroux.    We entered into stock option agreements with John Vigouroux, our president, chief executive officer and member of our board of directors. Mr. Vigouroux was granted options to purchase an aggregate of 500,000 shares of our common stock. Mr. Vigouroux has not exercised and of these options. Refer to information above regarding change-in-control arrangements.

Joseph (“Yosi”) Amram.    We entered into stock option and warrant agreements with Joseph (“Yosi”) Amram, our former president, former chief executive officer and a member of our board of directors. Mr. Amram was granted options to purchase an aggregate of 1,798,727 shares of our common stock. Mr. Amram has exercised options to purchase 1,376,062 shares of our common stock. Mr. Amram was granted warrants to purchase 175,484 shares of our common stock. Mr. Amram has not exercised any of these warrants. Refer to information above regarding change-in-control arrangements.

Timothy Conley.    We entered into stock option and warrant agreements with Timothy Conley, our vice president, finance, and chief financial officer. Mr. Conley was granted options to purchase an aggregate of 464,834 shares of our common stock. Mr. Conley has exercised options to purchase 33,333 shares of common stock. Mr. Conley was granted warrants to purchase 33,333 shares of common stock. Mr. Conley has not exercised any of these warrants. Refer to information above regarding change-in-control arrangements.

David Jevans.    We entered into a stock option agreement with David Jevans, our senior vice president, marketing and corporate development. Mr. Jevans was granted options to purchase 760,692 shares of our common stock. Mr. Jevans has exercised options to purchase 209,998 shares of our common stock. Refer to information above regarding change-in-control arrangements.

Srinivasan (“Chini”) Krishnan.    We entered into stock option and warrant agreements with Srinivasan (“Chini”) Krishnan, our senior vice president, product development and services, chief technology officer, chairman of our board of directors and secretary. Mr. Krishnan was granted options to purchase an aggregate of 1,344,730 shares of our common stock. Mr. Krishnan has exercised options to purchase 1,105,397 shares of our common stock. Mr. Krishnan was granted warrants to purchase 83,333 shares of our common stock. Mr. Krishnan has not exercised any of these warrants. Refer to information above regarding change-in-control arrangements.

Alexander Garcia-Tobar.    We entered into stock option and warrant agreements with Alexander Garcia-Tobar, our vice president, business development and channel sales. Mr. Garcia-Tobar was granted options to purchase an aggregate of 353,333 shares of our common stock. Mr. Garcia-Tobar has exercised 200,000 of these options. Mr. Garcia-Tobar was granted warrants to purchase 33,333 shares of our common stock. Mr. Garcia-Tobar has not exercised any of these warrants. These options and warrants were cancelled in October 2002.

Denis Brotzel.    We entered into stock option and warrant agreements with Denis Brotzel, our vice president, global sales. Mr. Brotzel was granted options to purchase an aggregate of 176,701 shares of our common stock. Mr. Brotzel has exercised 11,111 of these options. Refer to information above regarding change-in-control arrangements.

ITEM 12.    STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2002, certain information with respect to the beneficial ownership of our common stock by:

(i) each stockholder known by us to be the beneficial owner of more than 5% of common stock,

(ii) each of our directors,

(iii) each of our executive officers named in the Summary Compensation Table above, and

(iv) all of our directors and current executive officers as a group.

Except as otherwise indicated, the address of each beneficial owner is c/o Valicert, Inc., 1215 Terra Bella Avenue, Mountain View, California 94043.

Except as indicated in the footnotes to the table, we believe that the persons named in the table have sole voting and dispositive power over all of the shares of common stock that they own, except where community property laws apply. This percentage includes the common stock which each named person has the right to acquire beneficial ownership either currently or within 60 days of December 31, 2002, including upon exercise of stock options and warrants; however, such common stock shall not be deemed outstanding for the purposes of completing the percentage owned by any other person. Percentages of beneficial ownership is based upon 25,301,612 shares of common stock outstanding at December 31, 2002.

Name of Beneficial Owner	Shares	Percentage
Palo Alto Investors LLC and affiliated entities(1)	3,455,779	13.7%
470 University Avenue
Palo Alto, CA 94301
U.S. Venture Partners(2)	2,134,915	8.4%
2180 Sand Hill Road, Suite 300
Menlo Park, CA 94025
August Capital(3)	1,881,070	7.4%
2480 Sand Hill Road, Suite 101
Menlo Park, CA 94025
Gaitonde Living Trust(4)	1,526,222	6.0%
c/o Girish Gaitonde
Xoriant Corporation
5400 Betsy Ross Drive
Santa Clara, CA 95054

Executive Officers and Directors
Joseph (“Yosi”) Amram(5)	2,082,451	8.2%
Srinivasan (“Chini”) Krishnan(6)	1,625,091	6.4%
David Jevans(7)	763,050	3.0%
Timothy Conley(8)	593,665	2.3%
John Vigouroux(9)	500,000	2.0%
Denis Brotzel(10)	176,701	*
Alexander Garcia-Tobar	160,000	*
Taher Elgamal(11)	121,999	*
Magdalena Yesil(12)	102,000	*
John Johnston(13)	62,000	*
Directors and current executive officers as a group (nine persons)(14)	6,017,531	23.8%

*	Indicates less than 1.0%
(1)	According to Schedule 13D filed by the stockholder with the Securities and Exchange Commission in December 2002, Palo Alto Investors LLC and its related entities owns 3,455,779 shares of our common stock.
(2)	According to Schedule 13G filed by the stockholder with the Securities and Exchange Commission in February 2003. Includes 1,805,614 shares held by U.S. Venture Partners V, L.P., 100,312 shares held by USVP V International, L.P., 44,136 shares held by USVP V Entrepreneur Partners, L.P., 56,170 shares held by 2180 Associates Fund V, L.P., 117,744 shares held by U.S. Ventures Partners VI, L.P., 5,405 shares held by USVP VI Affiliates Fund, L.P., 3,475 shares held by USVP Entrepreneur Partners VI, L.P. and 2,059 shares held by 2180 Associates Fund VI, L.P.
(3)	According to Schedule 13G filed by stockholder with Securities and Exchange Commission in February 2002, August Capital beneficially owns 1,881,070 shares of our common stock.
(4)	According to Schedule 13G filed by the stockholder with the Securities and Exchange Commission in February 2002, the Gaitonde Living Trust beneficially owns 1,562,222 shares of our common stock.
(5)	Includes 273,183 shares held in trust for Mr. Amram’s children. Also includes 422,665 shares subject to options and 182,810 shares from warrants that may be exercised within 60 days of December 31, 2002.
(6)	Includes 2,750 shares held by Mr. Krishnan’s spouse. Also includes 239,333 shares subject to options and 76,389 shares from warrants that may be exercised within 60 days of December 31, 2002.
(7)	Includes 6,000 shares held in the name of Mr. Jevans’ children. Also includes 550,694 shares subject to options that may be exercised within 60 days of December 31, 2002.
(8)	Includes 431,501 shares subject to options and 25,397 shares from warrants that may be exercised within 60 days of December 31, 2002.
(9)	Includes 500,000 shares subject to options that may be exercised within 60 days of December 31, 2002.

(10)	Includes 165,590 shares subject to options that may be exercised within 60 days of December 31, 2002.
(11)	Includes 75,333 shares subject to options that may be exercised within 60 days of December 31, 2002.
(12)	Includes 40,000 shares held in trust for Ms. Yesil’s children. Also includes 62,000 shares subject to options that may be exercised within 60 days of December 31, 2002.
(13)	Includes 62,000 shares subject to options that may be exercised within 60 days of December 31, 2002.
(14)	Includes 2,509,116 shares subject to options and 284,596 from warrants that may be exercised within 60 days of December 31, 2002.

On February 18, 2003, we signed a definitive agreement to merge with Tumbleweed Communications Corp. (“Tumbleweed”) in a stock-for-stock transaction, where each share of our common stock will be exchanged for .385 shares of Tumbleweed common stock, or approximately 9.8 million shares, which will represent approximately 24% of Tumbleweed’s outstanding stock immediately following the closing of the merger. The merger remains subject to certain closing conditions, which includes approval by our stockholders, and there can be no assurances that the merger will be consummated.

EQUITY COMPENSATION TABLE

Plan Category(1)	Number of shares to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of shares remaining available for future issuance under equity incentive plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(2)	4,384,745	$2.18	2,109,799
Equity compensation plans not approved by stockholders(3)	258,565	$2.33	741,102

Total	4,643,310	$2.18	2,850,901

(1)	The information presented in this table excludes options assumed by us in connection with acquisition of Receipt.com. As of December 31, 2002, 306,249 shares of our common stock were issuable upon exercise of these assumed options, at a weighted average exercise price of $2.12 per share.
(2)	Includes 920,933 shares that are reserved for issuance under the 2000 Employee Stock Purchase Plan. The shares that are reserved for issuance under this plan are subject to automatic increase in January 1 of each year by a number of shares equal to 2% of our outstanding shares as of the close of business on December 31 of the preceding calendar year or 500,000, whichever is less.
(3)	Consists of options that are outstanding, and shares available for future issuance, under the 2001 Non-Statutory Stock Option Plan and outside of our stock option plans. The material features of this plan are described below.

As of December 31, 2002, we had reserved 1,000,000 shares of common stock for issuance under the 2001 Non-Statutory Stock Option Plan. This plan provides for the granting of non-statutory stock options to employees with exercise prices equal to the fair market value of our common stock on the date of grant. Options granted under the 2001 Plan generally have a 10 year term and vest at a rate of  1/36 a month commencing on the date of grant.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

Loans to Officers

Since January 1, 1998, the officers listed below have executed promissory notes and pledge agreements to finance the exercise of their stock options. Each note bears interest at 6.0% per year and has a term of five years from the date of issuance. As collateral, the note-holder pledged to us shares of stock purchased with each note having a value equal to or greater than the principal amount of the note at that time. Each note represents a debt to us that the holder must repay, with interest, by the earliest of:

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

The following table summarizes the dates on which these notes were issued and, as of December 31, 2002, the outstanding principal amount of these notes and the aggregate number of shares pledged as collateral:

Note Holder	Dates of Issuance of Notes	Aggregate Amount	Aggregate Number of Shares Pledged as Collateral
Joseph (“Yosi”) Amram	Aug. 1999	$118,961	132,179
Timothy Conley	March 2000	$165,000	33,333
Alexander Garcia-Tobar	June 1999–January 2000	$199,400	160,000
David Jevans	March 2000	$388,598	209,998
Srinivasan (“Chini”) Krishnan	December 1997– August 1999	$85,295	172,063

In December 2002 and February 2003, we cancelled the loans to certain former executive officers: Rajiv Dholakia, Alexander Garcia-Tobar and Sathvik Krishnamurthy. After making demand for full payment of the loan from each former executive officer, and each former executive certifying that he did not have the financial ability to repay the loan, our board of directors determined that we would cancel the loans, and required the former executive officer to surrender all of the stock purchased with the loan proceeds.

In September of 1998, we executed a Loan and Pledge Agreement with Srinivasan (“Chini”) Krishnan for a cash advance of $75,000. In conjunction with this agreement, Mr. Krishnan pledged and granted to us a security interest in 60,000 shares of stock and an option to purchase certain shares of stock, pursuant to an Option to Purchase Stock Agreement. The note is due and payable in September 2003 and bears interest at a rate of six percent a year.

Consulting and License Revenues

Xoriant Corporation, an affiliate of Girish Gaitonde, one of the holders of more than 5% of our capital stock, provided software development and consulting services to us. We paid Xoriant $440,000 in 2001 and $561,000 in 2000 for these services. We did not pay any amounts to Xoriant in 2002.

Purchase Agreement

In connection with a common stock financing with institutional investors in November 2001, Joseph (“Yosi”) Amram, our former president and chief executive officer, purchased 17,170 shares of our common stock and was issued a warrant to purchase 3,577 shares of our common stock.

Executive Officer Compensation

Each of our executive officers are compensated pursuant to employment agreements with us. The terms of these employment agreements are described in more detail in “Employment Contracts and Termination of Employment and Change-in-Control Arrangements.”

Limitation of Liability and Indemnification

Our Certificate of Incorporation includes provisions that eliminate the personal liability of our directors for monetary damages for breach of fiduciary duty as a director, except for liability:

•	for any breach of the director’s duty of loyalty to us or our stockholders;

•	for acts or omissions not in good faith or that involved intentional misconduct or a knowing violation of law;

•	under Section 174 of the Delaware law; or

•	for any transaction from which the director derives an improper personal benefit.

Our Certificate of Incorporation and bylaws further provide for the indemnification of our directors and officers to the fullest extent permitted by Section 145 of the Delaware law, including circumstances in which indemnification is otherwise discretionary. Indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of our Company under the foregoing provisions, or otherwise. We have been advised that in the opinion of the Securities and Exchange Commission this indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

We have entered into agreements to indemnify our directors and executive officers in addition to the indemnification provided for in our charter and bylaws. These agreements, among other things, provide for indemnification of our directors and executive officers for expenses, judgments, fines and settlement amounts incurred by any of these people in any action or proceeding arising out of his or her services as a director or executive officer or at our request. We believe that these provisions and agreements are necessary to attract and retain qualified people as directors and executive officers.

ITEM 14.    CONTROLS AND PROCEDURES

(a)	Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a – 14(c) promulgated under the Exchange Act within 90 days prior to the filing date of this report. Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at recording, processing, summarizing and reporting the information that we are required to disclose in this report.
(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.    Index to Consolidated Financial Statements:

2.    Financial Statement Schedule:

See Schedule II filed as part of this report

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3.    Exhibits:

See Exhibit Index. The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K:

None.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Valicert, Inc.:

We have audited the accompanying consolidated balance sheets of Valicert, Inc. and subsidiaries (the “Company”) as of December 31, 2001 and 2002, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valicert, Inc. and subsidiaries at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule listed in Item 15(a)(2), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses and negative cash flows raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    DELOITTE & TOUCHE LLP

San Jose, California

January 23, 2003

(February 18, 2003 as to Note 14)

VALICERT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$14,747	$3,130
Short-term investments	8,970	—
Accounts receivable, net of allowances of $322 and $626	3,441	3,155
Prepaid expenses and other current assets	1,214	394

Total current assets	28,372	6,679
Property and equipment, net	4,508	1,497
Goodwill, net of accumulated amortization of $4,901 and $5,190	7,352	7,496
Intangibles, net of accumulated amortization of $1,511 and $1,833	755	—
Other assets	945	519

Total assets	$41,932	$16,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$839	$546
Accrued compensation and related benefits	2,276	1,023
Other accrued liabilities	3,508	1,498
Deferred revenue	3,782	2,483
Current portion of long-term debt	1,546	1,253

Total current liabilities	11,951	6,803
Long-term debt	1,547	350

Total liabilities	13,498	7,153

Stockholders’ equity
Preferred stock, $0.001 par value; shares authorized: 2,000,000; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value; shares authorized: 100,000,000; shares issued and outstanding: 2001, 25,343,921; 2002, 25,301,612	108,193	106,377
Deferred stock compensation	(3,732)	(1,053)
Notes receivable from stockholders	(1,523)	—
Accumulated other comprehensive income	73	—
Accumulated deficit	(74,577)	(96,286)

Total stockholders’ equity	28,434	9,038

Total liabilities and stockholders’ equity	$41,932	$16,191

See notes to consolidated financial statements.

VALICERT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2000	2001	2002
Revenues:
Software license	$8,368	$15,730	$5,628
Subscription fees and other services	3,460	8,488	6,574

Total revenues	11,828	24,218	12,202

Cost of revenues:
Software license	1,199	643	370
Subscription fees and other services	5,899	8,269	2,919

Total cost of revenues	7,098	8,912	3,289

Gross profit	4,730	15,306	8,913
Operating expenses:
Research and development	10,389	11,685	7,058
Sales and marketing	13,788	21,890	11,303
General and administrative	4,004	5,251	4,297
Amortization of goodwill and intangible assets	3,222	3,190	611
Stock compensation*	2,266	2,023	2,565
Restructuring and impairment charges	—	—	4,585

Total operating expenses	33,669	44,039	30,419

Operating loss	(28,939)	(28,733)	(21,506)
Interest income	1,470	1,102	266
Interest expense and other	(858)	(785)	(469)

Total other income (expense)	612	317	(203)

Net loss	(28,327)	(28,416)	(21,709)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments, net of amounts realized	—	73	(73)

Comprehensive loss	$(28,327)	$(28,343)	$(21,782)

Basic and diluted net loss per share	$(2.76)	$(1.27)	$(0.86)

Shares used in computation of basic and diluted net loss per share	10,282	22,351	25,312

* Stock compensation:
Cost of subscription fees and other service	$228	$236	$81
Research and development	641	473	521
Sales and marketing	556	472	1,257
General and administrative	841	842	706

Total	$2,266	$2,023	$2,565

See notes to consolidated financial statements.

VALICERT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock and Additional Paid-in Capital		Deferred Stock Compensation	Notes Receivable from Stockholders	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 1999	3,621,057	$20,002	$(5,843)	$(611)	$—	$(17,834)	$(4,286)
Issuance of common stock in connection with initial public offering, net of issuance costs of $4,923	4,600,000	41,077					41,077
Conversion of preferred shares into common with initial public offering	13,410,849	34,391		(55)			34,336
Exercise of common stock options and issuance of stockholder notes	1,183,206	2,943		(1,391)			1,552
Exercise of warrants	1,323	5					5
Issuance of warrants in connection with debt financing		58					58
Repurchase of common stock	(76,593)	(148)					(148)
Collection of notes receivable from stockholders				126			126
Interest on notes receivable from stockholders				(102)			(102)
Deferred stock compensation, net of cancellations		3,686	(3,686)				—
Amortization of stock compensation			2,266				2,266
Net loss						(28,327)	(28,327)

Balances, December 31, 2000	22,739,842	102,014	(7,263)	(2,033)	—	(46,161)	46,557
Issuance of common stock and common stock warrants, net of issuance costs of $3	2,462,344	6,797					6,797
Issuance of common stock under the employee stock purchase plan	228,067	792					792
Exercise of common stock options	55,634	43					43
Issuance of common stock for services	24,800	55					55
Issuance of common stock warrants in connection with debt financing and common stock equity line		468					468
Issuance of common stock options for services		14					14
Repurchase of common stock	(166,766)	(482)		434			(48)
Collection of notes receivable from stockholders				115			115
Interest on notes receivable from stockholders				(39)			(39)
Cancellation of stock options of terminated employees		(1,508)	1,508				—
Amortization of deferred stock compensation			2,023				2,023
Unrealized gain on short-term investments					73		73
Net loss						(28,416)	(28,416)

Balances, December 31, 2001	25,343,921	108,193	(3,732)	(1,523)	73	(74,577)	28,434
Issuance of common stock under the employee stock purchase plan	145,590	172					172
Exercise of common stock options	92,499	24					24
Issuance of common stock for services	29,198	40					40
Repurchase of common stock	(8,445)	(4)		2			(2)
Collection of notes receivable from stockholders				71			71
Conversion of notes receivable from stockholders to non-recourse notes (Note 7)		(540)	250	1,477			1,187
Interest on notes receivable from stockholders				(27)			(27)
Repurchase of common stock and cancellation of stock options of terminated employees	(301,151)	(1,051)	1,051				—
Amortization of deferred stock compensation			1,378				1,378
Reclassification of costs associated with equity line of credit (Note 7)		(457)					(457)
Realization of previously unrealized gain on short-term investments					(73)		(73)
Net loss						(21,709)	(21,709)

Balances, December 31, 2002	25,301,612	$106,377	$(1,053)	$—	$—	$(96,286)	$9,038

See notes to consolidated financial statements.

VALICERT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net loss	$(28,327)	$(28,416)	$(21,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,098	2,630	1,652
Stock compensation	2,266	2,023	2,565
Amortization of goodwill and intangible assets	3,222	3,190	611
Write-off of short-term investments	373	—	—
Issuance of common stock and options for services	—	69	40
Interest on stockholder notes	(102)	(39)	(27)
Amortization of warrants issued in connection with debt financing	58	92	85
Loss (gain) on disposal of property and equipment	—	51	(5)
Non-cash restructuring and impairment charge	—	—	1,275
Changes in assets and liabilities:
Accounts receivable	(2,392)	330	286
Prepaid expenses and other current assets	(1,168)	213	771
Other assets	(111)	(198)	(81)
Accounts payable	(622)	(301)	(293)
Accrued compensation and related benefits	1,724	35	(1,253)
Other liabilities	2,635	(69)	(1,575)
Deferred revenue	2,299	669	(1,299)

Net cash used in operating activities	(18,047)	(19,721)	(18,957)

Cash flows from investing activities:
Purchase of property and equipment	(3,667)	(1,782)	(378)
Proceeds from disposal of property and equipment	—	10	46
Purchase of short-term investments	—	(8,897)	—
Sale and maturity of short-term investments	3,031	—	8,897

Net cash provided by (used in) investing activities	(636)	(10,669)	8,565

Cash flows from financing activities:
Net proceeds from issuance of common stock	41,077	7,589	172
Exercise of common stock options and warrants	1,557	43	24
Exercise of preferred stock options and warrants	80	—	—
Repurchase of common and preferred stock	(148)	(48)	(2)
Collection of notes receivable from stockholders	126	115	71
Proceeds from borrowings	1,019	1,195	—
Repayment of borrowings	(1,528)	(1,280)	(1,490)

Net cash provided by (used in ) financing activities	42,183	7,614	(1,225)

Net increase (decrease) in cash and cash equivalents	23,500	(22,776)	(11,617)
Cash and cash equivalents—beginning of period	14,023	37,523	14,747

Cash and cash equivalents—end of period	$37,523	$14,747	$3,130

Noncash investing and financing activities:
Common stock issued (repurchased) in exchange for stockholder notes	$1,391	$(434)	$(2)

Conversion of notes receivable from stockholders to non-recourse notes	—	—	$1,187

Issuance of common stock warrants in connection with debt financing and equity line of credit	$58	$468	—

Assets acquired under capital lease	—	$1,195	—

Conversion of preferred stock into common stock	$34,336	—	—

Supplemental disclosure of cash flow information—cash paid in the period for interest	$401	$560	$338

See notes to consolidated financial statements.

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2000, 2001 and 2002

Note 1.    Business and Significant Accounting Policies

Business.    Valicert, Inc. (the “Company”), incorporated in California in February 1996 and reincorporated in Delaware in 1998, develops and licenses secure Internet communications and identity validation software for file transfer, financial messaging, and business process integration.

Going Concern.    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had net losses of $28.4 million and $21.7 million and negative cash flows from operations of $19.7 million and $19.0 million in fiscal 2001 and 2002, respectively, and an accumulated deficit of $96.3 million at December 31, 2002. These factors raise substantial doubt as to whether the Company will be able to continue as a going concern for at least the next 12 months.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As discussed in Note 14, on February 18, 2003, the Company entered into a definitive merger agreement with Tumbleweed Communications Corp.

Principles of Consolidation.    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Significant Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Management must also disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts receivable and valuation of goodwill and other long-lived assets. Actual results could differ from these estimates.

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

Fair Value of Financial Instruments.    The Company’s financial instruments include cash and cash equivalents, accounts receivable and long-term debt. At December 31, 2001 and 2002, the fair value of these financial instruments approximated their financial statement carrying amounts because of their short maturities or because the stated interest rates approximate market rates.

Property and Equipment.    Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets, ranging from three to five years, using the straight-line method. Leasehold improvements are stated at cost and amortized on a straight-line basis over the shorter of the useful lives of the assets or the remaining lease term. Computer software for internal use is capitalized and accounted for in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or Obtained for Internal Use, issued by the American Institute of Certified Public Accountants. No such software costs have been capitalized to date. Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No. 86, Computer Software To Be Sold, Leased or Otherwise Marketed. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

Long-Lived Assets.    The Company evaluates the carrying values of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Intangible Assets.    The Company adopted SFAS No. 142, Goodwill and Intangible Assets, on January 1, 2002. SFAS No. 142 stipulates that intangible assets with indefinite lives are not to be amortized, but tested at least annually for impairment. Upon the adoption of SFAS No. 142, the Company ceased amortizing goodwill and acquired workforce with a net book value of $7.5 million and annual amortization of $2.6 million that resulted from the Company’s December 1999 acquisition of Receipt.com. In addition, the net book value of acquired workforce of $144,000 was reclassified to goodwill in fiscal 2002. As part of the Company’s adoption of SFAS No. 142, management completed the initial impairment test during the second quarter of fiscal 2002 and the annual impairment tests in October 2002 and these tests resulted in no impairment. On an ongoing basis, management will test goodwill for impairment on at least an annual basis and when circumstances indicate that an impairment may exist.

Actual results of operations for the three years ended December 31, 2000, 2001 and 2002, adjusted to apply the non-amortization provisions of SFAS No. 142 in those periods follow (in thousands):

	Years Ended December 31,
	2000	2001	2002
Net loss:
As reported	$(28,327)	$(28,416)	$(21,709)
Add: amortization of goodwill and acquired workforce	2,611	2,579	—

As adjusted	$(25,716)	$(25,837)	$(21,709)

Basic and diluted net loss per share:
As reported	$(2.76)	$(1.27)	$(0.86)

As adjusted	$(2.50)	$(1.16)	$(0.86)

Revenue Recognition.    The Company’s revenue recognition policy is consistent with SOP No. 97-2, Software Revenue Recognition, as amended. License revenues are comprised of fees for the Company’s software products. Revenue from license fees is recognized when an agreement has been signed, delivery of the product has occurred, the fee is fixed or determinable, collectability is reasonably assured and vendor-specific objective evidence of fair value exists to allocate a portion of the total fee to any undelivered elements of the arrangement. Revenue from shipments to resellers is generally recognized at the time of delivery of the software to the reseller, unless collectibility is not reasonably assured, in which case revenue is deferred until the fee is collected. Fees from license arrangements that include a service element for which vendor-specific objective evidence does not exist are recognized ratably over the license term as transaction fees. For electronic delivery, the software is

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

considered to have been delivered when the Company has provided the customer with the access codes that allow for immediate possession of the software. The Company, on occasion, offers extended payment terms beyond its normal business practice, and revenue is recognized as payments become due. If collectability is not considered reasonably assured at the time of sale, revenue is recognized when the fee is collected.

Other service revenues are comprised of revenue from maintenance arrangements, consulting services and training. Maintenance arrangements provide technical support and the right to unspecified upgrades on an if-and-when available basis, but do not provide for specified upgrade rights. Revenue from maintenance arrangements is recognized on a straight-line basis as service revenue over the life of the related agreement, which is typically one year. If maintenance, consulting or training services are included in an arrangement that includes a license agreement, amounts related to maintenance, consulting or training are allocated based on vendor-specific objective evidence of fair value. Vendor-specific objective evidence of fair value for maintenance and consulting services is based on the price when such elements are sold separately, or, when not sold separately, the price as established by management having the relevant authority. Where discounts are offered on multiple element arrangements, a proportionate amount of that discount is applied to each element included in the arrangement based on each element’s fair value. Consulting, service and training revenue is recognized as services are provided to the customer. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenue.

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

Stock Compensation.    The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, as amended. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands) (see Note 7 for the assumptions used in determining the fair value of stock based awards):

	2000	2001	2002
Net loss:
As reported	$(28,327)	$(28,416)	$(21,709)
Add: total stock compensation expense included in reported net loss	2,266	2,023	2,565
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(1,650)	(2,490)	(1,884)

Pro forma net loss	$(27,711)	$(28,883)	$(21,028)

Pro forma basic and diluted net loss per share	$(2.70)	$(1.29)	$(0.83)

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentration of Credit Risk.    Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company limits its exposure to concentration of credit risk with respect to cash and cash equivalents by placing them in high quality securities with major banks and financial institutions. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk related to accounts receivable, management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for estimated credit losses. As of December 31, 2001, two customers accounted for 38% of the accounts receivable balance. As of December 31, 2002, two customers accounted for 28% of the net accounts receivable balance.

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

Recent Accounting Pronouncements.    In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. The Company will adopt SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing and amounts of future restructuring costs recognized.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligation it assumes under that guarantee. The disclosure requirements of FIN 45 did not have a material effect on the Company’s financial statements. The Company will adopt the recognition and measurement provisions of FIN 45 for guarantees issued or modified after December 31, 2002. Management is currently determining what effect, if any, the recognition and measurement provisions of FIN 45 will have on the Company’s consolidated financial position or operating results.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosures required by SFAS No. 148 are included in these consolidated financial statements. Management has not yet determined the effect that the transition provision of SFAS No. 148 would have on the Company’s consolidated financial statements, if any.

Reclassification.    Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on net loss or stockholders’ equity.

Note 2.    Short-Term Investments

At December 31, 2002, the Company did not have any short-term debt investments.

At December 31, 2001, short-term investments consisted of available-for-sale commercial paper with an original cost of $8.9 million and a fair value of $9.0 million, all maturing within one year. During the year ended December 31, 2001, the Company recorded a $73,000 unrealized gain on these investments as a component of other comprehensive income. This gain was realized in 2002 when the short-term investments were sold.

Note 3.    Property and Equipment

Property and equipment are comprised of the following (in thousands):

	December 31,
	2001	2002
Equipment	$6,060	$3,264
Furniture and fixtures	1,440	1,064
Leasehold improvements	1,783	507
Software	1,033	374

	10,316	5,209
Accumulated depreciation and amortization	(5,808)	(3,712)

	$4,508	$1,497

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Long-Term Debt

Long-term debt is comprised of the following (in thousands):

	December 31,
	2001	2002
Equipment finance obligations	$2,493	$1,366
Capital lease obligations	600	237

	3,093	1,603
Less current portion	1,546	1,253

	$1,547	$350

Loan and Security Agreement

In January 1999, the Company entered into a subordinated loan and security agreement with a finance company that provides for borrowings, which are secured by a first priority, perfected security interest in the assets of the Company. The loan bears interest at 11%. At December 31, 2002, the Company had capital lease obligations of $237,000 outstanding under this agreement. At December 31, 2001, the Company has equipment finance obligations of $241,000 and capital lease obligations of $594,000 outstanding under this agreement. No amounts are available for future borrowings under this agreement at December 31, 2002.

In connection with this agreement, the Company granted the finance company a warrant to buy 23,659 shares of common stock at an exercise price of $5.43 per share. The warrant had a fair value of $95,000, which is being amortized to interest expense over the life of the agreement. The fair value of the warrant was determined using the Black-Scholes model with the following assumptions: expected life, 3.5 years; risk-free interest rate of 4.74%; volatility of 60% and no dividends during the expected term. This warrant was exercised in July of 2000.

Equipment Financing Lines

In December 1999, the Company entered into a 42-month equipment financing line with a finance company that provides for borrowings of up to $2.0 million, secured by the assets acquired under the line with interest rate of 11%. The Company had equipment finance obligations of $1.2 million and $668,000 outstanding under this line at December 31, 2001 and 2002, respectively. In January 2000, the Company granted the finance company a warrant to buy 9,950 shares of common stock at an exercise price of $6.03 per share in connection with this equipment lease line. The warrant expires seven years from the issuance date and had a fair value of $29,000 that is being amortized over the financing term. The Company determined the fair value of the warrant by using the Black-Scholes model with the following assumptions: expected life of 3.5 years; risk-free interest rate of 6.6%; volatility of 60%; and no dividends during the expected term.

In May 2001, the Company entered into a three-year equipment financing line with a finance company that provides for borrowings of up to $3.0 million, secured by the assets acquired under the line, with an interest rate of 14.28%. The Company had equipment finance obligations of $1.0 million and $697,000 outstanding under this line at December 31, 2001 and 2002, respectively. In connection with the line, the Company granted the finance company a warrant to buy 87,719 shares of common stock at an exercise price of $2.56 per share. The warrants expire ten years from the issuance date and had a fair market value of $186,000, which is being amortized over the financing term. The fair value of the warrants was determined by using the Black-Scholes model with the following assumptions: expected life of 10 years; risk-free interest of 6.06%; volatility of 100%; and no dividends during the expected term.

Term Loan

In connection with the acquisition of Receipt.com, the Company assumed $142,000 due under a term loan bearing interest at the Federal Funds rate. The loan was repaid in 2001.

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual maturities under the long-term obligations are as follows (in thousands):

Fiscal Year Ending December 31,	Capital Leases	Other	Total
2003	243	1,016	1,259
2004	—	350	350

Total	243	$1,366	$1,609

Amount representing interest	6

Present value	237
Current portion	237

Long-term portion	$—

Equipment and leasehold improvements with a net book value of $370,000 (net of accumulated amortization of $748,000) had been leased under capital leases. At December 31, 2002, the net book value of assets acquired under capital leases was zero.

Note 6.    Commitments and Contingencies

Lease Commitments

The Company leases its facilities under a noncancelable operating lease for which rent expense is recognized ratably over the lease term. Rent expense was $3.2 million, $3.6 million and $1.5 million in 2000, 2001 and 2002, respectively. Sublease income was $1.4 million, $696,000 and $91,000 in 2000, 2001 and 2002, respectively. At December 31, 2002, the Company did not have any agreements in place to sublease its facilities.

Contingencies

Future minimum payments under the Company’s operating leases are as follows (in thousands):

Operating Leases
2003	$294
2004	96
Thereafter	—

Total	$390

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

The amended complaint alleges violations of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company’s stock sold in the initial public offering, and (ii) the

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company’s stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst repots were issued. No specific damages are claimed.

The Company is aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, Valicert and its affiliated individual defendants (as well as all other issuer defendants) filed a motion to dismiss the complaint. The Court denied the motions to dismiss claims under the Securities Act in all but 10 of the cases, including the Valicert case. The Court granted the motion to dismiss the claims under the Exchange Act against the Company and the individual defendants. Management believes that the allegations against the Company and its officers are without merit and intends to contest them vigorously. If the outcome of the litigation is adverse to the Company and if, in addition, it is required to pay significant monetary damages in excess of available insurance, our business would be significantly harmed.

On December 12, 2002, the Company granted options to purchase a total of 1,029,209 shares of the Company’s common stock at an exercise price of $0.28 per share, which was the fair market value on the date of grant. Such grants were not properly qualified under the California Corporate Securities Law of 1968, as amended. The Company is in the process of submitting an application for a permit from the California Department of Corporations in order to effectuate a rescission offer and minimize any liability the Company may have. If the rescission offer is effected, management estimates that the liability would not be material. If the rescission offer is not effected, optionees may have a claim for the fair value of their option at the time of the grant, which the Department of Corporations historically has set at 20% of the exercise price, or, if an optionee were to exercise the option and thereafter seek rescission, the liability would be a refund of the exercise price paid plus interest from the date of exercise until rescission. None of these options have been exercised as of December 31, 2002.

In addition, the Company is occasionally involved in other legal proceedings arising in the normal course of its business. Failure to prevail could have a material adverse effect on the Company’s financial position, results of operation and cash flows in the future.

Note 7.    Stockholders’ Equity

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

Equity Line

In June 2001, the Company entered into a common stock purchase agreement (“equity line”) with an investor for up to $50.0 million in equity financing over a 36-month period. Use of the equity line is subject to a number of terms and conditions. Related to the equity line, the Company granted the investor and a third party warrants to buy 200,000 shares of common stock at an exercise price of $2.92 per share. The warrants expire three years from the issuance date and had a fair market value of $282,000, which was determined by using the Black-Scholes model with the following assumptions: expected life of three years; risk-free interest of 6.06%; volatility of 100%; and no dividends during the expected term. The total costs to the Company of executing this equity line, including the value ascribed to the

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

warrants, were $457,000. These costs were originally included in other assets and, in fiscal 2002, were reclassified to stockholders’ equity in accordance with EITF Issue No. 00-19, Accounting for Derivative Financials Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The amount available to the Company to draw against the equity line is calculated by a formula based on a specified percentage of the total trading volume and the volume weighted average price of the Company’s stock over the previous 60 days. At December 31, 2002, no amounts were available under this line.

Restricted Stock

The Company has the right to repurchase the unvested portion of restricted common stock exercised by employees under the 1998 stock plan at the original purchase price. The Company’s right to repurchase these shares expires over 48 months from the respective grant dates. Additionally, certain officers and employees exercised unvested stock options by executing promissory notes with the Company. The notes bear interest at 6% and mature five years from the respective loan dates. The related shares of common stock are subject to repurchase by the Company at the original purchase price per share upon the purchaser’s cessation of service prior to the vesting of such shares. At December 31, 2002, 47,494 outstanding shares of restricted stock were subject to repurchase.

Warrants

At December 31, 2002, the Company had the following warrants outstanding and exercisable, including warrants to employees, lenders and investors:

Exercise Price per Share	Number of Shares	Expiration Date	Exercisable
$1.89	54,893	April 2008	54,893
$2.25	26,667	April 2008	26,667
$2.57	87,719	May 2011	87,719
$2.92	200,000	June 2004	200,000
$3.49	361,279	November 2006	361,279
$6.03	3,317	June 2003	3,317
$18.00	2,222	April 2005	2,222
$18.90	293,333	June 2008 to April 2010	249,464

	1,029,430		985,561

Stock Compensation

During fiscal 2002, management determined that certain full-recourse notes, which had originally been issued to employees to exercise stock options, may not be pursued or collected. Under the provisions of EITF Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, this determination required the Company to consider all outstanding full-recourse notes to be converted, for accounting purposes, to non-recourse notes. All stock options previously exercised under full-recourse notes were deemed, for accounting purposes, to have been cancelled and replaced with new stock option awards under non-recourse notes. Accordingly, the Company recorded a charge of $938,000 related to the excess of the outstanding principal and interest balance of the notes over the fair value of the underlying stock at the date that this determination was made. In addition, the Company expensed $250,000 of unamortized deferred stock compensation related to the unvested portion of the original stock options. Subsequent to this determination, the Company repurchased 301,151 shares of common stock and forgave the related notes receivable. At December 31, 2002, 707,574 shares of common stock underlying these notes are subject to variable accounting. As such, the Company will record additional stock compensation charges related to these shares should the market price of its common stock rise above certain levels. For 208,728 of these shares, these additional charges will begin when the market price exceeds $0.72 per share. For the remaining 498,846 shares, such charges will commence at various market prices, starting at $3.00 per share.

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with grants of stock options to employees, and the issuance of options upon the acquisition of Receipt.com (Note 2), the Company recorded deferred compensation of $6.0 million and $3.7 million in 1999 and 2000, as the difference between the deemed fair value of the Company’s common stock for financial reporting purposes and the stock price as determined by the Board of Directors on the dates of grant. These amounts have been presented as reductions to stockholders’ equity and are being amortized to expense over the vesting period of the related stock options (generally four years). Amortization of deferred stock compensation for the years ended December 31, 2000, 2001 and 2002 was $2.3 million, $2.0 million and $1.4 million, respectively. In 2001 and 2002, terminated employees forfeited 881,850 and 295,094 options and the amount recorded as deferred stock compensation was reduced by $1.5 and $1.1 million, respectively.

Employee Stock Purchase Plan

The Company has reserved and the stockholders have approved 920,933 shares of common stock for issuance to eligible employees under the 2000 Stock Purchase Plan (the “Purchase Plan”), which will be automatically increased on January 1 of each year by 2% of the common stock then outstanding. Under the Purchase Plan, eligible employees, subject to certain restrictions, may purchase shares of common stock at a price equal to the lesser of 85% of the fair market value at either the employee’s entry date into the Plan or the date of purchase. As of December 31, 2002, 373,657 shares have been issued under the Purchase Plan.

Stock Incentive Plans

The Company has adopted several stock plans (the “Plans”) that provide for the grant of options and restricted stock to employees, consultants and directors. Incentive stock options are granted at fair market value on the date of grant. Non-statutory options may be offered at not less than 85% of the fair market value on the date of the grant. Options generally vest between three and over four years, are immediately exercisable and have a maximum term of 10 years. The number of shares reserved will automatically increase on the first day of each fiscal year by an amount equal to the lesser of 5% of the common stock outstanding on the last day of the preceding year, 2,448,333 shares, or a lesser number of shares determined by the Board of Directors. The following table presents a summary of the stock option activity for the years ended December 31, 2000, 2001 and 2002.

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balances, January 1, 2000	1,176,246	2,468,160	$1.28
Authorized for grant	1,333,333	—	—
Granted (weighted average fair value of $3.37)	(2,431,497)	2,431,497	8.31
Exercised	—	(1,525,219)	1.95
Canceled	216,001	(216,001)	4.16
Shares repurchased and returned to the plan	42,308	—	—

Balances, December 31, 2000	336,391	3,158,437	$6.17
Authorized for grant	2,153,141
Granted (weighted average fair value of $0.58)	(2,165,212)	2,165,212	2.72
Exercised		(55,634)	0.78
Canceled	802,260	(969,026)	6.00
Shares repurchased and returned to the plan	166,766	—	—

Balances, December 31, 2001	1,293,346	4,298,989	$4.54
Authorized for grant	1,267,359
Granted (weighted average fair value of $0.45)	(3,443,709)	3,443,709	0.59
Exercised		(92,499)	0.26
Canceled	2,503,376	(2,700,640)	3.98
Shares repurchased and returned to the plan	309,596	—	—

Balances, December 31, 2002	1,929,968	4,949,559	$2.18

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information regarding options outstanding as of December 31, 2002 is as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Vested	Weighted Average Exercise Price
$0.00–$0.50	1,942,961	9.4	$0.33	126,161	$0.28
$0.51–$1.00	690,750	8.8	0.64	213,786	0.65
$1.01–$2.50	1,084,869	7.4	1.88	716,803	2.10
$2.51–$5.00	700,072	7.9	3.59	407,416	3.81
$5.01–$10.00	479,658	6.8	8.82	340,700	8.85
$10.01–$19.75	51,249	7.3	18.10	27,448	17.93

	4,949,559	8.4	$2.18	1,832,314	$3.68

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net loss had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, generally five years; risk free interest rate, 4.5% in 2001 and 4.0% in 2002; no dividends during the expected term, no volatility for grants prior to the Company’s initial public offering in July 2000 and volatility of 100% thereafter.

At December 31, 2002, the Company has reserved shares of common stock for issuance as follows:

Issuance available under stock plans	6,879,527
Issuance available under employee stock purchase plan	920,933
Exercise of warrants	1,029,430

Total	8,829,890

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Net Loss Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands):

	Year Ended December 31,
	2000	2001	2002
Net loss (numerator), basic and diluted	$(28,327)	$(28,416)	$(21,709)
Shares (denominator):
Weighted average common shares outstanding	12,119	23,051	25,484
Weighted average common shares subject to repurchase	(1,425)	(700)	(172)
Weighted average common shares held in escrow	(412)	—	—

Shares used in computation, basic and diluted	10,282	22,351	25,312

Net loss per share, basic and diluted	$(2.76)	$(1.27)	$(0.86)

For the above-mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):

	Year Ended December 31,
	2000	2001	2002
Shares of common stock subject to repurchase	1,116	384	48
Outstanding options	3,158	4,299	4,950
Warrants	653	1,244	1,029

Total	4,927	5,927	6,027

Weighted average exercise price of options	$6.17	$4.54	$2.18

Weighted average exercise price of warrants	$16.44	$9.28	$7.61

Note 9.    Income Taxes

The Company’s deferred income tax assets are comprised of the following (in thousands):

	December 31,
	2001	2002
Deferred tax assets:
Net operating loss carryforward	$21,702	$29,608
Accruals deductible in different periods	1,268	830
Deferred revenue	1,155	31
Credits	2,089	3,317
Depreciation and amortization	634	725
Capitalized research and development cost	—	933
Other	65	1

Total deferred tax assets	26,913	35,445
Less valuation allowance	(26,605)	(35,445)

Deferred tax assets	308	100
Deferred tax liabilities—purchased intangibles	(308)	(100)

Net deferred tax asset	$—	$—

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory federal income tax rate and the effective income tax rate on pre-tax income is as follows:

	2000	2001	2002
Statutory federal rate	(35.00)%	(35.00)%	(35.00)%
Nondeductible charge for acquired in-process technology	—	—	—
Research and development tax credit	(2.06)	(1.41)	(2.30)
Goodwill amortization	3.98	2.99	—
Stock compensation	—	—	4.14
Other	0.12	1.40	0.14
Change in valuation allowance	32.96	32.02	33.02

Effective tax rate	—%	—%	—%

At December 31, 2001 and 2002, the Company has fully reserved its net deferred tax assets of $26.6 million and $35.4 million, respectively, to reduce them to amounts that are more likely than not to be realized.

At December 31, 2002, the Company has net operating loss carryforwards of $79.1 million and $33.7 million for federal and state income tax purposes, respectively. The federal carryforwards expire from 2011 to 2022 while the state carryforwards expire from 2004 to 2012.

At December 31, 2002, the Company has federal and state research and development credit carryforwards of $1.7 million and $1.5 million, respectively. The federal credit carryforwards begin to expire in 2011, while the state credit carryforward has no expiration.

In addition, at December 31, 2002 the Company has state manufacturing investment tax credit carryforwards of $123,000, which begin to expire in 2008.

Current federal and California tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, the Company’s ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such “ownership change.” Such a limitation could result in the expiration of carryforwards before they are utilized.

Note 10.    Related Party Transactions

An affiliate of one of the Company’s stockholders provides software development and consulting services to the Company. Such services totaled $561,000, $440,000 and zero for the years ended December 31, 2000, 2001 and 2002, respectively. Software license revenues for fiscal 2001 and 2002 include an aggregate of $88,000 and $212,000 from four investors in the Company of which zero and $199,000 was included in the accounts receivable balance at December 31, 2001 and 2002, respectively.

Note 11.    Segment Information, Operations by Geographic Area and Significant Customers

The Company operates in one operating and reportable segment: the development and marketing of Internet cryptographic software products.

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company markets its products in the United States and in foreign countries through its sales personnel and independent sales representatives. The Company’s geographic sales are as follows (in thousands):

	Years Ended December 31,
	2000	2001	2002
United States	$5,710	$9,500	$6,032
Japan	1,960	8,283	3,507
United Kingdom	745	1,102	353
Rest of the world	3,413	5,333	2,310

	$11,828	$24,218	$12,202

The Company’s assets located outside of the United States are insignificant.

Significant Customers

During 2000, no customer accounted for more than 10% of total revenues; during 2001, two customers accounted for 20% and 14% of total revenues; and during 2002, one customer accounted for 12% of total revenues.

Note 12.    Employee Benefit Plan

The Company has a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation (presently from 2% to 20% up to the maximum allowed under IRS rules). Company contributions are discretionary; no Company contributions have been made since the inception of this plan.

Note 13.    Restructuring and Impairment Charges

In fiscal 2002, the Company completed several reductions in workforce, which resulted in the termination of a total of 126 employees. The affected employees included full-time regular employees across all departments. Employee separation expenses were primarily comprised of severance pay. All of the affected employees were terminated as of December 31, 2002, and the Company paid approximately $1.1 million in separation benefits. The employee separation expenses were classified as salaries and other personnel-related costs and were reported as components of the functional expense in the financial statements. At December 31, 2002, approximately $155,000 was accrued for remaining payments related to these actions, which is expected to be paid in fiscal 2003.

In fiscal 2002, the Company recorded net restructuring and impairment charges of approximately $4.6 million in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and Staff Accounting Bulletin (“SAB”) 100, Restructuring and Impairment Charges. The Company’s restructuring initiatives involved strategic decisions to cease providing certain services and consolidate corporate facilities. In January 2002, the Company exited its application service provider business. As a result of this action, management determined that the value of certain equipment was impaired and recorded an impairment charge of approximately $1.0 million. In March 2002, the Company consolidated its corporate facilities and terminated the long-term facility lease contract for an unutilized facility located in Mountain View, California. As a result of this action, the Company recorded additional restructuring and impairment charges of approximately $3.6 million, which is comprised of

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$3.5 million for settlement costs and forfeiture expenses associated with the building, $562,000 related to the impairment of associated equipment and leasehold improvements and the write-off of security deposits, offset by the reversal of previously recorded deferred rent of $434,000. During fiscal 2002, the Company paid $3.3 million in contract termination costs and other administrative fees related to this action. At December 31, 2002, accrued liabilities include $20,000 related to these restructuring activities, which is expected to be paid in fiscal 2003.

Note 14.    Subsequent Event

On February 18, 2003, the Company signed a definitive agreement to merge with Tumbleweed Communications Corp. (“Tumbleweed”) in a stock-for-stock transaction, where each share of the Company’s common stock will be exchanged for .385 shares of Tumbleweed common stock, or approximately 9.8 million shares, which represent approximately 24% of Tumbleweed’s outstanding stock immediately following the closing of the merger. The merger remains subject to certain closing conditions, which includes approval by the Company’s stockholders. There can be no assurances that the merger will be consummated.

VALICERT INC. AND SUBSIDIARIES

CONSOLIDATED INTERIM FINANCIAL INFORMATION

Unaudited Selected Quarterly Financial Data (in thousands, except per share data)

	Mar. 31, 2001	Jun. 30, 2001	Sep. 30, 2001	Dec. 31, 2001
Total revenues	$5,069	$6,008	$6,880	$6,261
Gross profit	2,516	3,631	4,749	4,410
Operating loss	(9,337)	(8,262)	(6,212)	(4,922)
Net loss	(9,195)	(8,084)	(6,101)	(5,036)
Basic and diluted net loss per share	$(0.42)	$(0.37)	$(0.27)	$(0.22)
Shares used in computation of basic and diluted net loss per share	21,770	21,993	22,264	23,383

	Mar. 31, 2002	Jun. 30, 2002	Sep. 30, 2002	Dec. 31, 2002 (1)
Total revenues	$3,333	$3,371	$2,422	$3,076
Gross profit	1,805	2,423	1,979	2,706
Operating loss	(10,522)	(5,026)	(5,722)	(4,920)
Net loss	(10,696)	(5,010)	(3,811)	(2,214)
Basic and diluted net loss per share	$(0.43)	$(0.20)	$(0.15)	$(0.09)
Shares used in computation of basic and diluted net loss per share	25,098	25,329	25,421	25,403

(1)	The results for the quarter ended December 31, 2002 include bad debt expenses of $528,000 related to a customer’s inability to pay.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Description	Balance at Beginning of Period	Additions	Deductions		Balance at End of Period
Allowance for doubtful accounts:			(a	)
Year Ended December 31, 2000	$75	160	79		$156
Year Ended December 31, 2001	$156	226	60		$322
Year Ended December 31, 2002	$322	970	666		$626

(a)	Deductions relate to write-offs of specific accounts receivable, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, County of Santa Clara, State of California, on the 17th day of March 2003.

VALICERT, INC.

By:	/s/ JOHN VIGOUROUX John Vigouroux President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John Vigouroux and Timothy Conley, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any and all amendments to this Report on Form 10-K, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

/s/ JOHN VIGOUROUX John Vigouroux		President and Chief Executive Officer (Principal Executive Officer)	March 17, 2003

/s/ TIMOTHY CONLEY Timothy Conley		Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2003

/s/ SRINIVASAN KRISHNAN Srinivasan Krishnan		Chairman of the Board of Directors and Chief Technology Officer	March 17, 2003

/s/ JOSEPH AMRAM Joseph Amram		Director	March 17, 2003

/s/ TAHER ELGAMAL Taher Elgamal		Director	March 17, 2003

/s/ JOHN JOHNSTON John Johnston		Director	March 17, 2003

/s/ MAGDALENA YESIL Magdalena Yesil		Director	March 17, 2003

*By:	/s/ TIMOTHY CONLEY Timothy Conley Attorney-in-Fact	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2003

CERTIFICATIONS

I, John Vigouroux, Chief Executive Officer of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of Valicert, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	/s/ JOHN VIGOUROUX
John Vigouroux President and Chief Executive Officer

I, Timothy Conley, Chief Financial Officer of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of Valicert, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	/s/ TIMOTHY CONLEY
Timothy Conley Vice President, Finance and Chief Financial Officer

VALICERT, INC.

EXHIBITS

TO

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED

DECEMBER 31, 2002

Exhibit Number	Description of Document

2.1	Agreement and Plan of Reorganization and Merger dated February 18, 2003 is incorporated by reference to a current report on Form 8-K, as filed on March 5, 2003.

3.1

Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of the Company is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on May 15, 2000.

3.2	Amended and Restated Bylaws of the Company is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on May 15, 2000.

3.3	Fourth Amended and Restated Certificate of Incorporation of the Company is incorporated by reference to the Company’s Registration Statement on Form S-8, as filed on January 22, 2001.

4.1

Amended and Restated Rights Agreement dated July 21, 1999 among the Company and certain stockholders is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on May 15, 2000.

4.2	Specimen of Certificate is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on May 15, 2000.

4.3	Registration Rights Agreement dated June 15, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on July 25, 2001.

4.4	Escrow Agreement dated June 15, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on July 25, 2001.

4.5	Common Stock Purchase Agreement is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed on December 6, 2001.

4.6	Form of Common Stock Warrant is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed on December 6, 2001.

4.7	Registration Rights Agreement is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed December 6, 2001.

4.8	Asset Purchase and Sale Agreement is incorporated by reference to the Company’s Amended Registration Statement on Form S-3, as filed on January 18, 2002.

4.9	Registration Rights Agreement is incorporated by reference to the Company’s Amended Registration Statement on Form S-3, as filed on January 18, 2002.

10.1	Form of Indemnity Agreement is incorporated by reference to Company’s Registration Statement on Form S-1, as filed July 27, 2000.

10.2	1996 Equity Incentive Plan is incorporated by reference to Company’s Registration Statement on Form S-1, as filed July 27, 2000.

10.3	1998 Stock Plan, as amended.

10.4	Receipt.com Stock Plan is incorporated by reference to Company’s Registration Statement on Form S-1, as filed July 27, 2000.

10.5	2000 Employee Stock Purchase Plan is incorporated by reference to Company’s Registration Statement on Form S-1, as filed July 27, 2000.

10.6	Lease Agreement is incorporated by reference to Company’s Registration Statement on Form S-1, as filed July 27, 2000.

10.7	2001 Non-Statutory Stock Plan, as amended.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Accountants.

24.1	Power of Attorney (see signature page).

99.1	Certification of Chief Executive Officer.

99.2	Certification of Chief Financial Officer.