Form 10-Q
period 2003-03-31
VALICERT INC
filed 2003-05-13
CIK 1114040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

Indicate the number of shares outstanding of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003
Common Stock, $0.001 par value	25,183,565 shares

VALICERT, INC.

PART I

ITEM 1.    FINANCIAL STATEMENTS

VALICERT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$2,323	$3,130
Accounts receivable, net	2,337	3,155
Prepaid expenses and other current assets	268	394

Total current assets	4,928	6,679
Property and equipment, net	1,206	1,497
Goodwill, net	7,496	7,496
Other assets	255	519

Total assets	$13,885	$16,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,586	$3,067
Deferred revenue	2,758	2,483
Current portion of long-term debt	981	1,253

Total current liabilities	6,325	6,803
Long-term debt	210	350

Total liabilities	6,535	7,153

Contingencies (Note 8)

Stockholders’ equity:
Common stock	106,317	106,377
Deferred stock compensation	(756)	(1,053)
Accumulated deficit	(98,211)	(96,286)

Total stockholders’ equity	7,350	9,038

Total liabilities and stockholders’ equity	$13,885	$16,191

See accompanying notes to these condensed consolidated financial statements.

VALICERT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Software license	$1,708	$1,140
Subscription fees and other services	1,119	2,063

Total revenues	2,827	3,203
Cost of revenues:
Software license	—	253
Subscription fees and other services	196	1,044

Total cost of revenues	196	1,297

Gross profit	2,631	1,906

Operating expenses:
Research and development	1,060	2,338
Sales and marketing	1,948	3,415
General and administrative	682	1,256
Merger related expenses	562	—
Stock compensation *	253	429
Amortization of intangible assets	—	153
Restructuring and impairment charges	—	3,706

Total operating expenses	4,505	11,297

Operating loss	(1,874)	(9,391)
Interest and other expense, net	(51)	(174)

Loss from continuing operations	(1,925)	(9,565)
Loss from discontinued operations (Note 2)	—	(1,131)

Net loss	(1,925)	(10,696)
Other comprehensive loss:
Unrealized loss on short-term investments	—	(53)

Comprehensive loss	$(1,925)	$(10,749)

Loss per share, basic and diluted:
Loss from continuing operations	$(0.08)	$(0.38)
Loss from discontinued operations	—	(0.05)
Net loss	$(0.08)	$(0.43)

Shares used in computation of basic and diluted net loss per share	25,224	25,098

* Stock compensation:
Cost of subscription fees and other services	$3	$38
Research and development	51	91
Sales and marketing	136	92
General and administrative	63	208

Total	$253	$429

See accompanying notes to these condensed consolidated financial statements.

VALICERT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,925)	$(10,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	255	375
Stock compensation	253	429
Amortization of intangible assets	—	153
Interest on stockholder notes	—	(16)
Amortization of warrants issued in connection with debt financing	16	25
Non-cash restructuring and impairment charges	—	1,405
Changes in assets and liabilities:
Accounts receivable	818	(163)
Prepaid expenses and other current assets	110	102
Other assets	235	(74)
Accounts payable and accrued liabilities	(481)	2,197
Deferred revenue	275	(51)
Other liabilities	—	17

Net cash used in operating activities	(444)	(6,297)
Cash flows from investing activities:
Disposal (purchases) of property and equipment, net	36	(105)

Net cash provided by (used in) investing activities	36	(105)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	13	19
Collection of notes receivable from stockholders	—	27
Repayment of borrowings	(412)	(360)

Net cash used in financing activities	(399)	(314)
Net decrease in cash and equivalents	(807)	(6,716)
Cash and cash equivalents—beginning of period	3,130	14,747

Cash and cash equivalents—end of period	$2,323	$8,031

Supplemental disclosure of cash flow information—cash paid during the period for interest	$50	$105

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

The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 17, 2003.

The accompanying interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements and in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company had net losses of $1.9 million and $21.7 million and negative cash flows from operations of $449,000 and $19.0 million in the three months ended March 31, 2003 and the year ended December 31, 2002, respectively, and an accumulated deficit of $98.2 million at March 31, 2003. These factors raise substantial doubt as to whether the Company will be able to continue as a going concern for at least the next 12 months.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As discussed in Note 9, on February 18, 2003, the Company entered into a definitive merger agreement with Tumbleweed Communications Corp. In the event that the proposed merger is not consummated, the Company intends to seek additional debt or equity financing to fund its operations. However, no assurances can be given that additional financing would be available.

Note 2.    Discontinued Operations

In January 2002, the Company announced its decision to exit its application service provider (hosting) business and ceased to offer the service to new customers. The operations associated with this business consisted of a data center and related personnel. Under the terms of existing contracts, Valicert continued to operate the service through January 2003 and continued to recognize previously deferred revenue related to these hosting arrangements. As Valicert was unable to dispose of the hosting business or classify the assets as held-for-sale until January 2003 the hosting business did not meet the requirements to be classified as a discontinued operation until the March 31, 2003 consolidated financial statements were prepared.

In January 2003, the Company completed its final contract related to the hosting business. Accordingly, the results of the operations of the hosting business have been classified as discontinued and prior periods have been reclassified on this basis. During the three months ended March 31, 2002, the Company recorded $130,000 of revenues and $231,000 of costs of revenues related to the hosting business. The Company also recorded impairment charges of $1.0 million related to the hosting business in the quarter ended March 31, 2002 (see Note 7) which have been included in loss from discontinued operations. No revenues or expenses were recognized for this business in the three months ended March 31, 2003.

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net loss (numerator), basic and diluted	$(1,925)	$(10,696)

Shares (denominator):
Weighted average common shares outstanding	25,263	25,419
Weighted average common shares subject to repurchase and held in escrow	(39)	(321)

Shares used in computation, basic and diluted	25,224	25,098

Net loss per share, basic and diluted	$(0.08)	$(0.43)

At March 31, 2003 and 2002, options to purchase 4,769,491 and 3,713,924 shares of common stock, respectively, and warrants to purchase 1,036,063 and 1,244,396 shares of common stock, respectively, were excluded from the calculation of diluted net loss per share, as their inclusion would be anti-dilutive.

Note 5.    Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. The Company adopted the provisions of SFAS No. 146 on January 1, 2003. SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company adopted the provisions of FIN 45 for guarantees issued or modified after December 31, 2002. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

Note 6.    Stock Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, as amended. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands):

	Three Months Ended March 31,
	2003	2002
Net loss:
As reported:	$(1,925)	$(10,696)
Add: total stock compensation expense included in reported net loss	253	429
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(552)	(547)

Pro forma net loss	$(2,224)	$(10,814)

Pro forma basic and diluted net loss per share	$(0.09)	$(0.43)

The pro forma stock compensation expense for the three months ended March 31, 2003 and 2002 has been calculated using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended March 31,
	2003	2002
Expected life in years	5	5
Expected volatility	100%	100%
Risk-free interest rate	4.2%	6.3%
Expected dividends	—	—

Note 7.    Restructuring Charges

During January of 2002, the Company completed a reduction in workforce, which resulted in the termination of 47 employees, or approximately 24% of the Company’s workforce. The affected employees included full-time regular employees across all departments. Employee separation expenses were primarily comprised of severance pay. All of the affected employees were terminated as of March 31, 2002, and we paid approximately $250,000 in separation benefits. The employee separation expenses were classified as salaries and other personnel-related costs and allocated to the appropriate functional department. There are no remaining cash payments related to these actions.

During the three months ended March 31, 2002, the Company recorded restructuring and impairment charges of approximately $4.7 million in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and Staff Accounting Bulletin (“SAB”) 100, Restructuring and Impairment Charges. The Company’s restructuring initiatives involved strategic decisions to cease providing certain services and to consolidate its corporate facilities. As discussed in Note 2, in January 2002, the Company announced its decision to exit its application service provider business. As a result of this action, management determined that the value of certain equipment was impaired and recorded an impairment charge of approximately $1.0 million, which is included in loss from discontinued operations. In March 2002, the Company consolidated its corporate facilities and terminated the long-term facility lease contract for an unutilized facility located in Mountain View, California. As a result of this action, the Company recorded additional restructuring and impairment charges of approximately $3.7 million, which is comprised of $3.6 million for settlement costs and forfeiture expenses associated with the building, $562,000 related to the impairment of associated equipment and leasehold improvements and the write-off of security deposits, offset by the reversal of previously recorded deferred rent of $434,000.

Note 8.    Contingencies

A class action lawsuit was filed on December 3, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of Valicert common stock alleging violations of federal securities laws. In re Valicert, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offerings Securities Litigation, No. 21 MC 92 (SAS). The case is brought purportedly on behalf of all persons who purchased the Company’s common stock from July 27, 2000 through December 6, 2000. The complaint names as defendants the Company, its former chief executive officer, its chief financial officer, and an investment banking firm that served as an underwriter for the Company’s initial public offering in July 2000.

The amended complaint alleges violations of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, of 1934, as amended (the “Exchange Act’) on the grounds that the prospectus incorporated in the registration of 1933, as amended (the “Securities Act”) statement for the offering failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company’s stock sold in the initial public offering, and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company’s stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst repots were issued. No specific damages are claimed.

On February 19, 2003, Judge Scheindlin issued a ruling on the motions. The Court denied the Company’s motion to dismiss the claims under the Securities Act. The Court granted the Company’s motion to dismiss the claims under the Securities Exchange Act. The Company believes that the allegations are without merit and intends to contest them vigorously. If the outcome of the litigation is adverse to the Company and if, in addition, it is required to pay significant monetary damages in excess of available insurance, our business would be significantly harmed. At March 31, 2003, management is unable to determine the amount of loss to the Company, if any, that would result from an unfavorable ruling in this matter.

On December 12, 2002, the Company granted options to purchase a total of 1,029,209 shares of the Company’s common stock at an exercise price of $0.28 per share, which was the fair market value on the date of grant. Such grants were not properly qualified under the California Corporate Securities Law of 1968, as amended. The Company submitted an application for a permit from the California Department of Corporations in order to effectuate a rescission offer and minimize any liability the Company may have. In May 2003, the rescission offer was completed, and the liability to the Company was not material.

On April 23, 2003, Tumbleweed Communications Corp. (see Note 9) received a letter from CoreStreet, Ltd. in which CoreStreet, Ltd. indicated it had filed a patent infringement action against Valicert. The Company has not been served with a complaint. Accordingly, management is unable to assess the likelihood of an unfavorable outcome with respect to this matter or the amount of potential loss, if any.

In addition, the Company is occasionally involved in other legal proceedings arising in the normal course of its business. Failure to prevail could have a material adverse effect on our financial position, results of operation and cash flows in the future.

Under the indemnification of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee.

Note 9.    Merger Agreement

On February 18, 2003, the Company signed a definitive agreement to merge with Tumbleweed Communications Corp. (“Tumbleweed”) in a stock-for-stock transaction, where each share of the Company’s common stock will be exchanged for .385 shares of Tumbleweed common stock, or approximately 9.8 million shares, which represent approximately 24% of Tumbleweed’s outstanding stock immediately following the closing of the merger. The merger remains subject to certain closing conditions, which includes approval by the Company’s stockholders. There can be no assurances that the merger will be consummated. In connection with the proposed merger, the Company incurred expenses of $562,000 during the three months ended March 31, 2003.

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

On February 18, 2003, we signed a definitive agreement to merge with Tumbleweed Communications Corp. (“Tumbleweed”) in a stock-for-stock transaction, where each share of our common stock will be exchanged for .385 shares of Tumbleweed common stock, or approximately 9.8 million shares, which represent approximately 24% of Tumbleweed’s outstanding stock immediately following the closing of the merger. The merger remains subject to certain closing conditions, which includes approval by our stockholders. There can be no assurances that the merger will be consummated. In connection with the proposed merger, we incurred expenses of $562,000 during the three months ended March 31, 2003.

In January 2002, we announced our decision to exit our application service provider (hosting) business and ceased to offer the service to new customers. The operations associated with this business consisted of a data center and related personnel. Under the terms of existing contracts, we continued to operate the service through January 2003 and continued to recognize previously deferred revenue related to these hosting arrangements. As we were unable to dispose of the hosting business or classify the assets as held-for-sale until January 2003 the hosting business did not meet the requirements to be classified as a discontinued operation until the March 31, 2003 consolidated financial statements were prepared.

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

Restructuring and impairment charges.    In January and March of 2002, we recorded net restructuring and impairment charges of approximately $4.7 million in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and Staff Accounting Bulletin (“SAB”) 100, Restructuring and Impairment Charges. Our restructuring initiatives involved strategic decisions to cease providing certain services and consolidate corporate facilities. In January 2002, we announced our decision to exit our application service provider business. As a result of this action, our management determined that the value of certain equipment was impaired and recorded an impairment charge of approximately $1.0 million, which is included in loss from discontinued operations. In March 2002, we consolidated our corporate facilities and terminated the long-term facility lease contract for an unutilized facility located in Mountain View, California. As a result of this action, we recorded additional restructuring and impairment charges of approximately $3.7 million, which is comprised of $3.6 million for settlement costs and forfeiture expenses associated with the building, $562,000 related to the impairment of associated equipment and leasehold improvements and the write-off of security deposits, offset by the reversal of previously recorded deferred rent of $434,000. At March 31, 2003, accrued liabilities included $20,000 related to these restructuring initiatives, which is expected to be paid in fiscal 2003.

Valuation of goodwill and other intangible assets.    Our long-lived assets include goodwill and other intangible assets. At March 31, 2003, we had $7.5 million of goodwill and other intangible assets, accounting for 54.0% of our total assets. In assessing the recoverability of our goodwill and other intangibles, we must make certain estimates and assumptions to determine the fair value of the respective assets. If these estimates or assumptions change in the future, we may be required to record impairment charges for these assets. On January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, and are required to analyze our goodwill for impairment on an annual basis and when circumstances suggest impairment may have occurred. We performed the required transitional and annual impairment tests during the quarters ended June 30, 2002 and December 31, 2002, respectively, and determined that there was no impairment.

Allowances for doubtful accounts.    A significant portion of our receivables is concentrated with a small number of customers. At March 31, 2003, three customers accounted for 40% of our net accounts receivable, and at December 31, 2002, two customers accounted for 28% of net accounts receivable. While we record allowances for doubtful accounts for estimated credit losses, future collections from our customers could differ significantly from these estimates, which could negatively affect our future operating results.

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

Stock compensation.    At March 31, 2003, 548,728 shares of common stock underlying notes receivable were subject to variable accounting. As such, we will record additional stock compensation charges related to these shares should the market price of our common stock rise above certain levels. For 148,728 of these shares, these additional charges will begin when the market price of our common stock exceeds $0.72 per share. For the remaining 400,000 shares, such charges will commence at various market prices, starting at $3.00 per share.

Results of Operations

The following table sets forth, as a percentage of revenues, certain consolidated statement of operations data for the periods indicated.

	Three Months Ended March 31,
	2003	2002
Revenue:
Software license	60.4%	35.6%
Subscription fees and other services	39.6%	64.4%
Total revenues	100.0%	100.0%
Cost of revenues:
Software license	—%	7.9%
Subscription fees and other services	6.9%	32.6%
Total cost of revenues	6.9%	40.5%
Gross profit	93.1%	59.5%

Operating expenses:
Research and development	37.5%	73.0%
Sales and marketing	68.9%	106.6%
General and administrative	24.1%	39.2%
Merger related expenses	19.9%	—%
Stock compensation	8.9%	13.4%
Amortization of intangible assets	—%	4.8%
Restructuring and impairment charges	—%	115.7%
Total operating expenses	159.4%	352.7%
Operating loss	(66.3)%	(293.2)%
Interest and other income (expense), net	(1.8)%	(5.4)%
Loss from continuing operations	(68.1)%	(298.6)%
Loss from discontinued operations	—%	(35.3)%
Net loss	(68.1)%	(335.6)%

Three Months Ended March 31, 2003 and 2002

Net Loss

Our net loss decreased to $1.9 million for the three months ended March 31, 2003 from $10.7 million for the three months ended March 31, 2002. The decrease was due to lower operating expenses and cost of revenues, primarily due to lower personnel-related costs resulting from a reduced workforce. In addition, we recorded $4.7 million of restructuring and impairment charges during the quarter ended March 31, 2002. We have incurred cumulative losses of $98.2 million as of March 31, 2003.

Revenues

Total revenues decreased to $2.8 million for the three months ended March 31, 2003 from $3.2 million for the three months ended March 31, 2002. We believe the decrease in revenues was primarily due to delayed information technology spending and a slowdown in PKI spending. In the three months ended March 31, 2003, we experienced a $660,000 decrease in professional services consulting revenue and a $187,000 decrease in subscription revenues, partially offset by a $470,000 increase in product license revenues. Revenues earned from customers outside of North America accounted for 29.1% of total revenues in the three months ended March 31, 2003, compared to 57.8% in the same period in 2002.

Software license revenues accounted for 60.4% of our total revenues for the three months ended March 31, 2003 compared to 35.6% for the three months ended March 31, 2002. Subscription fees and other service revenues accounted for 39.6% of our total revenues for quarter ended March 31, 2003 compared to 64.4% for the quarter ended March 31, 2002. The increase in license revenues, as a percentage of total revenues, was primarily due to the decrease in professional services consulting and application service provider revenues.

The current economic environment both in the United States of America and globally provides us with limited visibility regarding future revenues. If economic conditions worsen, wide acceptance of electronic commerce may be adversely affected. As a consequence, the market for our products and services may fail to develop and grow and we may be unable to achieve our financial targets.

Cost of Revenues

Cost of software license revenues.    Costs of software license revenues consist primarily of royalty-bearing technology licensed from third parties. In three months ended March 31, 2003, there were no royalty costs because the agreements related to these licenses ceased and we no longer utilized these technologies. In three months ended March 31, 2002, cost of software license revenues was $253,000. These costs, as a percentage of total revenues, were 7.9% for the quarter ended March 31, 2002.

Cost of subscription fees and other services revenues.    Cost of subscription fees and other services revenues relate to providing consulting and support services. These costs include salaries and other personnel-related costs, depreciation, telecommunications and other costs. Our cost of subscription fees and other services revenues decreased to $196,000 for the three months ended March 31, 2003 from $1.0 million for the three months ended March 31, 2002. Of this decrease, $747,000 related to salaries and other personnel-related costs. The decrease was due to the fact that during 2002, we completed a number of reductions in our consulting and support services workforce.

As a percentage of total revenues, cost of subscription fees and other services revenues was 6.9% for the three months ended March 31, 2003, as compared to 32.6% for the three months ended March 31, 2002. This decrease can was primarily due to a reduction in costs for subscription fees and other services that exceeded the associated revenues from the quarter ended March 31, 2002 to the quarter ended March 31, 2003.

We expect that the cost of subscription fees and other service revenue will not vary significantly in absolute dollars throughout 2003, but will fluctuate as a percentage of total revenues.

Operating Expenses

Research and development.    Research and development expenses consist of salaries and other personnel-related costs, third-party consulting services and the costs of facilities and computer equipment. Research and development costs decreased to $1.1 million for the three months ended March 31, 2003 from $2.3 million for the three months ended March 31, 2002, a decrease of 54.7%. Of this decrease, $371,000 related to facilities, $279,000 related to third-party consultants and contractors and $625,000 related to salaries and other personnel-related costs, due to a decrease in headcount in the quarter ended March 31, 2003. Research and development expenses as a percentage of total revenues decreased to 37.5% in the quarter ended March 31, 2003 from 73.0% in the quarter ended March 31, 2002 due to costs decreasing at a faster rate than revenues. During 2002, we established a development facility in Bangalore, India in order to continue our investment in product development and support but at a lower cost structure as compared to that in the United States. We employed approximately 40 employees in India at March 31, 2003. We expect that the research and development expenses will not vary significantly in absolute dollar amount, but will fluctuate as a percentage of total revenues .

Sales and marketing.    Sales and marketing expenses consist of salaries and other personnel-related costs, sales commissions, marketing programs, travel and the costs of facilities and computer equipment. Sales and marketing expenses decreased to $1.9 million in the three months ended March 31, 2003 from $3.4 million in the three months ended March 31, 2002, a decrease of 43.0%. Of this decrease, caused primarily by reductions in sales and marketing headcount, $791,000 related to reduced salaries and other personnel related costs, $297,000 related to facilities costs and $290,000 related to reduced travel and entertainment. Sales and marketing costs as a percentage of total revenues were 68.9% in the quarter ended March 31, 2003 compared to 106.6% in the quarter ended March 31, 2002. During 2002, we closed international sales offices in Argentina, Canada, France, Germany, Hong Kong, Singapore and Spain. We expect that the sales and marketing expenses will not vary significantly in absolute dollar amount, but will fluctuate as a percentage of total revenues.

General and administrative.    General and administrative expenses consist of salaries and other personnel-related costs for our finance and human resource employees, legal and accounting services and costs of computer equipment. General and administrative expenses decreased to $682,000 in the three months ended March 31, 2003 compared to $1.3 million in the three months ended March 31, 2002, a 45.7% decrease. Of this decrease, $320,000 related to reduced salaries and other personnel related costs and $262,000 related to a decrease in use of third-party consultants and contractors. General and administrative costs as a percentage of total revenues were 24.1% in the quarter ended March 31, 2003 compared to 39.2% in the quarter ended March 31, 2002. This decrease in general and administrative expenses as a percentage of total revenues resulted primarily because our expenses decreased at a greater rate than our revenues. We expect that the general and administrative expenses will not vary significantly in absolute dollar amount, but will fluctuate as a percentage of total revenues.

Merger related expenses.    On February 18, 2003, we signed a definitive agreement to merge with Tumbleweed Communications Corp. (“Tumbleweed”). The merger remains subject to certain closing conditions, which includes approval by our stockholders. There can be no assurances that the merger will be consummated. In connection with the proposed merger, we incurred expenses of $562,000 during the three months ended March 31, 2003. These expenses include $254,000 related to investment banking fees, $250,000 related to legal expenses and $58,000 related to accounting costs. We will incur additional costs through the close of the merger, which we expect to be complete in the second or third quarter of 2003.

Amortization of goodwill and intangibles.    Amortization of intangibles, related to our December 1999 acquisition of Receipt.com was $153,000 in the three months ended March 31, 2002. Intangible assets associated with these expenses were fully amortized at December 31, 2002 and, as such, we did not record an expense during the three months ended March 31, 2003.

Stock compensation.    Deferred stock compensation represents the difference between the exercise price of stock options granted and the estimated fair market value of the underlying common stock on the date of the grant. Deferred stock compensation is being amortized over the vesting period of the underlying options (generally four years) through September 30, 2004, which resulted in an expense of $253,000 in the three months ended March 31, 2003 and $429,000 in the three months ended March 31, 2002.

Restructuring and impairment charges.    During the three months ended March 31, 2002, we recorded net restructuring and impairment charges of approximately $3.7 million in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and Staff Accounting Bulletin (“SAB”) 100, Restructuring and Impairment Charges. Our restructuring initiatives involved strategic decisions to cease providing certain services and consolidate corporate facilities. In January 2002, we announced our decision to exit our application service provider business. As a result of this action, our management determined that the value of certain equipment was impaired and recorded an impairment charge of approximately $1.0 million. In March 2002, we consolidated our corporate facilities and terminated the long-term facility lease contract for an unutilized facility located in Mountain View, California. As a result of this action, we recorded additional restructuring and impairment charges of approximately $3.7 million, which is comprised of $3.6 million for settlement costs and forfeiture expenses associated with the building, $562,000 related to the impairment of associated equipment and leasehold improvements and the write-off of security deposits, offset by the reversal of previously recorded deferred rent of $434,000.

Interest and other income (expense).    Interest and other expense, net, decreased to $51,000 in the three months ended March 31, 2003 from $174,000 in the three months ended March 31, 2002. This decrease was primarily due to a decrease in interest costs on our equipment loans and leases, partially offset by lower interest income due to decreased cash and investment balances and lower interest rates earned on our investments.

Loss from discontinued operations—In January 2002, we announced our decision to exit our application service provider (hosting) business and ceased to offer the service to new customers. The operations associated with this business consisted of a data center and related personnel. Under the terms of existing contracts, we continued to operate the service through January 2003 and continued to recognize previously deferred revenue related to these hosting arrangements. As we were unable to dispose of the hosting business or classify the assets as held-for-sale until January 2003 the hosting business did not meet the requirements to be classified as a discontinued operation until the March 31, 2003 consolidated financial statements were prepared.

In January 2003, we completed our final contract related to the hosting business. Accordingly, the results of the operations of the hosting business have been classified as discontinued and prior periods have been reclassified on this basis. During the three months ended March 31, 2002, we recorded $130,000 of revenues and $231,000 of costs of revenues related to the hosting business. We also recorded impairment charges of $1.0 million related to the hosting business in the quarter ended March 31, 2002 (see Note 7) which have been included in loss from discontinued operations. No revenues or expenses were recognized for this business in the three months ended March 31, 2003.

Liquidity and Capital Resources

Changes in financial condition

Net cash used in operating activities of $444,000 in the three months ended March 31, 2003 and $6.3 million in the three months ended March 31, 2002 was primarily used to fund our net losses. Net cash used for operating activities in the quarter ended March 31, 2003 related primarily to a net loss of $1.9 million and payment of liabilities of $486,000, partially offset by non-cash stock compensation and depreciation and amortization charges of $508,000, collections of accounts receivable of $818,000 and other changes in working capital.

Net cash provided by investing activities was $36,000 in the three months ended March 31, 2003 compared to net cash used by investing activities of $105,000 in the three months ended March 31, 2002. Net cash provided by investing activities in the first quarter of 2003 primarily related to the disposal of computer equipment. Net cash used in investing activities in the first quarter of 2002 primarily related to capital equipment expenditures. These expenditures primarily related to the purchase of computer hardware and software, office furniture and equipment, and leasehold improvements. We do not expect to substantially increase our capital expenditures in the foreseeable future, nor do we anticipate incurring any significant new equipment lease commitments.

Net cash used in financing activities was $399,000 in the three months ended March 31, 2003 compared to net cash provided by financing activities of $314,000 in the three months ended March 31, 2002. Net cash used in financing activities in the three months ended March 31, 2003 primarily related to repayment of borrowings of $412,000, partially offset by cash received for common stock issuances. Net cash provided by financing activities in the three months ended March 31, 2002 primarily related to repayment of borrowings of $360,000, partially offset by cash received for common stock issuance and stockholder note repayments.

Future funding requirements

On February 18, 2003, we entered into a definitive agreement to merge with Tumbleweed Communications Corp. in a stock-for-stock transaction. We believe that, with the cash resources of Tumbleweed, we will have sufficient resources to meet our working capital needs for at least the next 12 months. In the event the merger is not completed, we believe we will need to raise additional working capital in the next 12 months. We used $807,000 in the first quarter of 2003 and expect to reduce the amount of net cashed used to $100,000 by the fourth quarter of 2003. We expect we would need to raise additional by the fourth quarter of 2003. Due to recurring losses and negative cash flows, there is substantial doubt about our ability to continue as a going concern if additional capital is not raised. We may not be able to obtain adequate or favorable financing at that time. Any additional financing may dilute your ownership interest in our company. New equity securities could have rights senior to those of our common stockholders.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. We adopted the provisions of SFAS No. 146 on January 1, 2003. SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. We adopted the provisions of FIN 45 for guarantees issued or modified after December 31, 2002. The adoption of this standard did not have a material effect on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosures required by SFAS No. 148 are included in our condensed consolidated financial statements.

Factors That May Impact Future Results

Risks Related to Our Business

Investors may lose their investment if we are unable to continue as a going concern, which may occur if we do not complete the merger with Tumbleweed, achieve profitability or raise additional financing this year.

We reported a net losses of $1.9 million in the three months ended March 31, 2003 and of $21.7 million in the year ended December 31, 2002 and had cumulative losses of $98.2 million at March 31, 2003. At March 31, 2003, we had a cash balance of $2.3 million and, at March 31, 2003, we had a cash balance of $2.3 million and had not reported a profitable quarter since inception in 1996. These factors raise substantial doubt as to whether we will be able to continue in business. Our independent auditors have included a paragraph in their report stating that substantial doubt exists as to our ability to continue as a going concern.

To continue our operations, we must increase our revenues, complete the merger with Tumbleweed or raise additional funds. If we are unable to increase revenues, our current level of operations is not sustainable. If the proposed merger with Tumbleweed is not completed, we will seek additional financing. Additional financing may not be available on acceptable terms, if at all. If we do not increase revenues, complete the merger with Tumbleweed or raise additional financing, we may cease operations and initiate liquidation proceedings in which case investors would likely lose their entire investment.

The price of our common stock has declined, and may continue to decline, as a result of the transfer of our securities from The Nasdaq National Market to The Nasdaq SmallCap Market.

On September 9, 2002, we transferred our securities to The Nasdaq SmallCap Market from The Nasdaq National Market. This transfer may deter many potential investors from purchasing our common stock, further limiting the market for such securities. Because of this limited market, our stock price may decline, resulting in additional losses for investors. Furthermore, the Nasdaq staff has advised us that our securities may be delisted from The Nasdaq SmallCap Market on June 6, 2003 if we have not complied with the minimum bid price of $1.00 per share prior to that date. If our stock is delisted from the NASDAQ SmallCap Market, the price of our stock may decline even further.

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

The market price per share of our common stock following a reverse split may drop and may not remain in excess of the $1.00 minimum bid price as required by Nasdaq which could result in delisting from the Nasdaq SmallCap Market.

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

The costs of operating as an independent public company may not be justified in light of our historical and projected operating results.

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

If we are unable to complete the proposed merger with Tumbleweed, our business will be harmed because of the costs and other matters that have arisen because of the proposed merger.

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

Pursuant to terms of the merger agreement, we have not pursued other corporate opportunities, including raising additional funds and continuing our operations as a standalone company. As a result, if we do not consummate the merger with Tumbleweed, our financial condition may be inadequate for us to continue to operate our business. In addition, our inability to complete the merger with Tumbleweed may lower our value or reduce our ability to merge with other companies that may have been interested in acquiring us. In addition, we could be required to pay a termination fee to Tumbleweed upon the occurrence of certain events.

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

Fluctuations in our quarterly operating results may not be predictable and may result in significant volatility in our stock price.

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

We have incurred significant net losses. We incurred net losses of $1.9 million in the three months ended March 31, 2003 and $10.7 million in the three months ended March 31, 2002. As of March 31, 2003, we had incurred cumulative losses of $98.2 million. Widespread acceptance of electronic commerce may be adversely affected as a result of general or industry specific economic conditions. As a consequence, the market for our products and services may fail to develop and grow and we may be unable to achieve our financial targets.

We will need to generate significantly higher revenues in order to achieve profitability. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. If our gross margins do not improve, or if our operating expenses exceed our expectations, our operating results will suffer and our stock price may fall.

If we do not successfully develop new products and services to respond to rapid market changes due to changing technology and evolving industry standards, our products may not achieve the necessary level of market acceptance.

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

A limited number of customers have accounted for a significant portion of our revenues. For the three months ended March 31, 2003, one customer, Unisys Corporation, accounted for 22% of total revenues. For the three months ended March 31, 2002, no one customer accounted for more than 10% of total revenues. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers. We do not have long-term contracts with our customers that obligate them to license our software products or use our services. We cannot be certain that we will retain our customers or that we will be able to obtain new customers. If we were to lose one or more customers, our revenues could decline.

We have a lengthy sales and implementation cycle, which increases the cost of completing sales and renders completion of sales less predictable.

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

Our international business exposes us to additional risks that may result in future additional costs or limit the market for product sales.

Products and services provided to our international customers accounted for 29.1% of our revenues during the quarter ended March 31, 2003 and 57.8% of our revenues during the three months ended March 31, 2002. Conducting business outside of the United States subjects us to additional risks, including:

•	changes in regulatory requirements;

•	reduced protection of intellectual property rights;

•	evolving privacy laws;

•	tariffs and other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	problems in collecting accounts receivable; and

•	difficulties in authenticating customer information.

Managing these risks may subject us to additional costs that may not be justified in light of the market opportunity, and the inability to comply with or manage foreign laws and related risks may preclude or limit sales in foreign jurisdictions. In addition, the recent outbreak of severe acute respiratory syndrome, or SARS, that began in China, Hong Kong, Singapore and Vietnam may have a negative impact on our operations. Our operations may be impacted by a number of SARS-related factors, including, but not limited to, reduced sales in our international retail channels and increased supply chain costs. If the number of cases continues to rise or spread to other areas, our international sales and operations could be harmed.

We must maintain and enter into new collaborative agreements in order to implement our business plan, and the inability to do so could adversely affect future operating results.

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

Our success depends on our ability to grow and develop our direct sales and indirect distribution channels and the inability to do so could adversely affect future operating results.

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

John Vigouroux, our former president of field operations, was named president and chief executive officer and appointed to the board of directors in October 2002. Joseph (“Yosi”) Amram resigned as our president and chief executive officer in October 2002. Mr. Amram continues to act as our advisor and remains on our board of directors. Mr. Vigouroux has not previously served as President or Chief Executive Officer of an independent public company. If Mr. Vigouroux does not effectively integrate into his new leadership role or if he does not work effectively with our existing management team, our business may suffer.

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

We may be unable to adequately protect our intellectual property rights, and the inability to do so could render our products less desirable and adversely affect our operating results.

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

We may be subject to claims of patent infringement, which could result in substantial costs to us, and, if adversely determined, render our products less desirable or competitive or require us to obtain a license.

We may increasingly become subject to claims of intellectual property infringement by third parties as the number of our competitors grows and the functionality of their products and services increasingly overlaps with ours. Because we are in an evolving field, customers may demand features which will subject us to a greater likelihood of claims of infringement.

We are aware of pending and issued United States and foreign patent rights owned by third parties that relate to cryptography technology. Third parties may assert that we infringed their intellectual property rights based upon issued patents, trade secrets or know-how that they believe cover our technology. For example, on April 23, 2003, Tumbleweed received a letter from CoreStreet, Ltd. in which CoreStreet, Ltd. indicated it had filed a patent infringement action against us. In addition, future patents may issue to third parties which we may infringe. It may be time consuming and costly to defend ourselves against any of these claims and we may not prevail.

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

A class action lawsuit was filed on December 3, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of our common stock alleging violations of federal securities laws. In re Valicert, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offerings Securities Litigation, No. 21 MC 92 (SAS).

For more information about this case, including the allegations made by the plaintiffs, please Part II, Item 1 of this report entitled “Legal Proceedings”. We may be unable to prevail in this lawsuit. Failure to prevail could weaken our financial position. In particular, if the outcome of the litigation requires us to pay significant monetary damages in excess of available insurance, our business would suffer. In addition, we may become subject to other types of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could harm our business.

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

At March 31, 2003, we had recorded goodwill with a net book value of $7.5 million related to our 1999 acquisition of Receipt.com. We test goodwill for impairment at least annually and when evidence of an impairment exists. We have not recorded any impairment charges through March 31, 2003. However, if our future financial performance or other events indicate that the value of our recorded goodwill is impaired, we may be required to record impairment charges which could have a material adverse effect on our reported results.

Legislative actions and potential new accounting pronouncements are likely to cause our general and administrative expenses to increase and impact our future financial position and results of operations.

In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as proposed changes to listing standards by Nasdaq, and proposed accounting changes by the Securities and Exchange Commission, we may be required to increase our internal controls, hire additional personnel and additional outside legal, accounting and advisory services, all of which could cause our general and administrative costs to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as compensation expense among others, could increase our expenses and adversely affect our operating results.

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

As of March 31, 2003, we had not entered into any derivative contracts, either for hedging or trading purposes.

ITEM 4.    CONTROLS AND PROCEDURES

(a)    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at recording, processing, summarizing and reporting the information that we are required to disclose in this report.

(b)    There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

A class action lawsuit was filed on December 3, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of our common stock alleging violations of federal securities laws. In re Valicert, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS). The case is brought purportedly on behalf of all persons who purchased our common stock from July 27, 2000 through December 6, 2000. The complaint names as defendants the Company, its former chief executive officer, its chief financial officer and an investment banking firm that served as an underwriter for our initial public offering in July 2000.

The amended complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on the grounds that the prospectus incorporated in the registration statement for the offering failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the initial public offering, and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Management believes that the allegations against us and our officers are without merit and intends to contest them vigorously. However, the litigation is in the preliminary stage, and its outcome cannot be predicted. On July 15, 2002, we (and the other issuers named in the lawsuit) moved to dismiss all complaints. On February 19, 2003, Judge Scheindlin issued a ruling on the motions. The Court denied our motion to dismiss the claims under the Securities Act of 1933. The Court granted our motion to dismiss the claims under the Securities Exchange Act of 1934.

On April 23, 2003, Tumbleweed received a letter from CoreStreet, Ltd. in which CoreStreet, Ltd. indicated it had filed a patent infringement action against us. We have not been served with a complaint. Accordingly, we are unable to assess the likelihood of an unfavorable outcome with respect to this matter or the amount of potential loss, if any.

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company is incorporated by reference to the Company’s Registration Statement on Form S-8, as filed on January 22, 2001.

3.2	Amended and Restated Bylaws of the Company is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on May 15, 2000.

4.1	Amended and Restated Rights Agreement dated as of July 21, 1999 is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on May 15, 2000.

4.2	Registration Rights Agreement dated as of June 15, 2002 is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on July 25, 2001.

4.3	Escrow Agreement dated as of June 15, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on July 25, 2001.

4.4	Common Stock Purchase Agreement dated as of November 14, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed on December 6, 2001.

4.5	Form of Common Stock Warrant dated as of November 14, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed on December 6, 2001.

4.6	Registration Rights Agreement dated as of November 14, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed on December 6, 2001.

4.7	Asset Purchase and Sale Agreement dated as of December 12, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3/A, as filed on January 18, 2002.

4.8	Registration Rights Agreement dated as of December 21, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3/A, as filed on January 18, 2002.

10.8	Employment Agreement with John Vigouroux dated February 18, 2003.

10.9	Employment Agreement with Timothy Conley dated February 18, 2003.

10.10	Employment Agreement with Srinivasan Krishnan dated February 18, 2003.

10.11	Employment Agreement with David Jevans dated February 18, 2003.

10.12	Employment Agreement with Denis Brotzel dated February 18, 2003.

10.13	Employment Agreement with Joseph Amram dated February 18, 2003.

10.14	Loan and Pledge Agreement with Srinivasan dated September 21, 1998.

10.15	Full-Recourse Promissory Note and Pledge and Security Agreement with Srinivasan Krishnan dated June 24, 1999.

10.16	Full-Recourse Promissory Note and Pledge and Security Agreement with Srinivasan Krishnan dated August 30, 1999.

10.17	Full-Recourse Promissory Note and Pledge and Security Agreement with Joseph Amram dated August 30, 1999.

10.18	Full-Recourse Promissory Note and Pledge and Security Agreement with David Jevans dated March 6, 2000.

10.19	Full-Recourse Secured Promissory Notes and Pledge and Security Agreement with Timothy Conley dated March 6, 2000.

99.1	Certification of Chief Executive Officer.

99.2	Certification of Chief Financial Officer.

(b)    Reports on Form 8-K.

Current report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VALICERT, INC.

By:	/s/ TIMOTHY CONLEY
Timothy Conley Chief Financial Officer

Dated:    May 13, 2003

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

Date: May 13, 2003	/s/ JOHN VIGOUROUX John Vigouroux President and Chief Executive Officer

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

Date: May 13, 2003	/s/ TIMOTHY CONLEY Timothy Conley Chief Financial Officer

EXHIBIT INDEX

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company is incorporated by reference to the Company’s Registration Statement on Form S-8, as filed on January 22, 2001.

3.2	Amended and Restated Bylaws of the Company is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on May 15, 2000.

4.1	Amended and Restated Rights Agreement dated as of July 21, 1999 is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on May 15, 2000.

4.2	Registration Rights Agreement dated as of June 15, 2002 is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on July 25, 2001.

4.3	Escrow Agreement dated as of June 15, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on July 25, 2001.

4.4	Common Stock Purchase Agreement dated as of November 14, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed on December 6, 2001.

4.5	Form of Common Stock Warrant dated as of November 14, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed on December 6, 2001.

4.6	Registration Rights Agreement dated as of November 14, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed on December 6, 2001.

4.7	Asset Purchase and Sale Agreement dated as of December 12, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3/A, as filed on January 18, 2002.

4.8	Registration Rights Agreement dated as of December 21, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3/A, as filed on January 18, 2002.

10.8	Employment Agreement with John Vigouroux dated February 18, 2003.

10.9	Employment Agreement with Timothy Conley dated February 18, 2003.

10.10	Employment Agreement with Srinivasan Krishnan dated February 18, 2003.

10.11	Employment Agreement with David Jevans dated February 18, 2003.

10.12	Employment Agreement with Denis Brotzel dated February 18, 2003.

10.13	Employment Agreement with Joseph Amram dated February 18, 2003.

10.14	Loan and Pledge Agreement with Srinivasan dated September 21, 1998.

10.15	Full-Recourse Promissory Note and Pledge and Security Agreement with Srinivasan Krishnan dated June 24, 1999.

10.16	Full-Recourse Promissory Note and Pledge and Security Agreement with Srinivasan Krishnan dated August 30, 1999.

10.17	Full-Recourse Promissory Note and Pledge and Security Agreement with Joseph Amram dated August 30, 1999.

10.18	Full-Recourse Promissory Note and Pledge and Security Agreement with David Jevans dated March 6, 2000.

10.19	Full-Recourse Secured Promissory Notes and Pledge and Security Agreement with Timothy Conley dated March 6, 2000.

99.1	Certification of Chief Executive Officer.

99.2	Certification of Chief Financial Officer.