Form 10-K/A
period 2002-12-31
VALICERT INC
filed 2003-06-05
CIK 1114040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

2002 ANNUAL REPORT ON FORM 10-K/A

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

During 2002, we reduced operating costs and refocused efforts in the areas of product development, sales and marketing toward secure Internet communications and identity validation. We decided to discontinue our online service and now sell products using a software license model. Our sales and marketing efforts are primarily focused on the financial services, government and healthcare markets. During 2002, we concentrated our direct sales efforts in North America while internationally, we reduced our direct sales resources and now sell primarily through reselling partners. Our reselling partners include Baltimore Technologies, Electronic Data Systems, Gedas Iberia, S.A., Operational Research Consultants, Raytheon Systems Company, and Unisys.

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

Customers

We license our software products and provide services to a variety of transaction-intensive enterprises, resellers and service providers. The following is a list of customers that accounted for at least $50,000 of revenue during 2002.

ABN Amro Services Company, Inc.	Mitsui & Co., Ltd.
AddTrust AB	Next Millenium, Inc.
Aetna Life Insurance Company	NTT Communications Corporation
Arthur Andersen y Cia., S. Com.	NTT Data Corporation
Availity, LLC	Operational Research Consultants, Inc.
Baltimore Technologies, Inc.	Raytheon Company
Bank of England	Secom Trust Net Co., Ltd
Bank of Montreal	Sierra Systems Consultants, Inc.
Blue Cross Blue Shield of Alabama	Society for Worldwide Interbank Financial
Daou Tech, Inc. Dell Computer Corporation	Telecommunication SCRL (S.W.I.F.T.) Softbank Commerce Corp.
e-Japan, Ltd.	State of Hawaii
Electronic Data Systems Corporation	State of Washington
Federal Reserve Bank of Richmond	Symantec Corporation
Gedas Iberia SA	Taiwan-ca.com Inc.
GeoTrust, Inc.	The Royal Bank of Scotland, plc

Harrah’s Entertainment, Inc.	U.S. Bancorp
Hitachi Ltd.	Unisys Corporation
IBM Corporation	VISA U.S.A. Inc.
Itochu Techno-Science Corporation	Washington Mutual, Inc.
Johnson & Johnson Services, Inc.	WebMD Corporation
MasterCard International, LLC	Wells Fargo Bank
Matsushita Graphic Communication Inc.

The customers listed in the preceding table accounted for 78% of our revenues in 2002. In fiscal 2002, one customer, e-Japan, Ltd., accounted for 12.0% of our revenues. In fiscal 2001, two customers, e-Japan, Ltd. and RSA Security, accounted for 19.5% and 14.3%, respectively, of our revenues. In fiscal 2000, no individual customer accounted for more than 10.0% of our revenues.

Reseller and OEM Relationships

As of December 31, 2002, we had reseller relationships with such companies as Baltimore Technologies, Electronic Data Systems, Gedas Iberia, S.A., Operational Research Consultants, Raytheon Systems Company, and Unisys. Each of these companies are those resellers that accounted for at least $100,000 in revenue during 2002. Our agreements with these companies provide for the resale of our products or their use in the provision of services. We also have an agreement with Mitsui and Company, Ltd. whereby Mitsui provides sales, support and marketing assistance to us and other resellers in the Japanese market.

The primary objectives of these relationships are:

•	to promote the widespread adoption of our software products through distribution arrangements; and

•	to ensure that third-party technologies operate effectively with our software products.

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

International sales are an important portion of our business. In 2002, sales to customers outside of the United States accounted for 49% of our consolidated net revenue, compared to 61% in 2001 and 52% in 2000. Our primary market outside of the United States is Japan. International sales are subject to certain risks, including, but not limited to, unexpected changes in regulatory requirements, exchange rates, tariffs, and political and economic instability. Our international sales are expected to decline as a percentage of total sales in 2003 due to a greater allocation of our sales resources in North America.

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

Patents

We own three patents issued in the United States with expiration dates of May 11, 2016; August 27, 2019; and March 11, 2020. Additionally, we have filed other United States and foreign applications and other foreign applications for patents covering our technology. Our pending or future patent applications will be issued or that any issued patents will be enforceable or valid. The coverage claimed in a patent application can be significantly reduced before the patent is issued. Our failure to protect our intellectual property in a meaningful manner could materially harm our operations. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and enforceability of the patents of others. Any litigation could result in substantial costs and diversion of management and technical resources and could harm our business.

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

Employees

As of December 31, 2002, we had 114 employees, of which 62 were employed in research and development, 36 were employed in sales and marketing, six were employed in operations and customer support and 10 were employed in general and administration. In 2002, we completed several cost reduction actions, resulting in the termination of 126 employees. The employment terminations resulted from our strategic decisions during the year to exit the application service provider business, focus our operations on our SecureTransport product and achieve a lower level of operating expense. None of our employees is subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe our relations with our employees are good; however, the morale of our employees is low due to the various workforce reductions that occurred in 2001 and 2002, and we may be unable to retain them. The ability to achieve our financial and operational objectives depends in large part upon our continued ability to attract, integrate, train, retain and motivate highly qualified sales, technical and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel.

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

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share amounts)
Total revenues	$60	$1,635	$11,828	$23,932	$11,687
Operating loss	$(4,093)	$(13,098)	$(25,838)	$(25,372)	$(20,392)
Loss from continuing operations	$(3,990)	$(12,802)	$(25,226)	$(25,055)	$(20,595)
Loss from discontinued operations	$—	$—	$(3,101)	$(3,361)	$(1,114)
Net loss	$(3,990)	$(12,802)	$(28,327)	$(28,416)	$(21,709)
Loss per share—basic and diluted:
Loss from continuing operations	$(8.01)	$(48.86)	$(2.45)	$(1.12)	$(0.81)
Loss from discontinued operations	$—	$—	$(0.31)	$(0.15)	$(0.05)
Net loss	$(8.01)	$(48.86)	$(2.76)	$(1.27)	$(0.86)
Shares used in loss per share—basic and diluted	498	262	10,282	22,351	25,312
Total assets	$2,436	$37,692	$59,806	$41,932	$16,191
Long-term debt, excluding current portion	$—	$2,240	$2,056	$1,547	$350
Redeemable convertible preferred stock	$6,748	$34,256	$—	$—	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In January 2002, we announced our decision to exit our application service provider (hosting) business and ceased to offer the service to new customers. The operations associated with this business consisted of a data center and related personnel. Under the terms of existing contracts, we continued to operate the service through January 2003 and continued to recognize previously deferred revenue related to these hosting arrangements. As we were unable to dispose of the hosting business or classify the assets as held-for-sale until January 2003 the hosting business did not meet the requirements to be classified as a discontinued operation until the March 31, 2003 consolidated financial statements were prepared. Accordingly, the results of operations for all periods presented have been reclassified on this basis.

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

Valuation of goodwill and other intangible assets.    Our long-lived assets include goodwill and other intangible assets. At December 31, 2002, we had $7.5 million of goodwill and other intangible assets, accounting for 46.0% of our total assets. In assessing the recoverability of our goodwill and other intangibles, we must make certain estimates and assumptions to determine the fair value of the respective assets. If these estimates or assumptions change in the future, we may be required to record impairment charges for these assets. On January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, and are required to analyze our goodwill for impairment on an annual basis and when circumstances suggest impairment may have occurred. We performed the required transitional and annual impairment tests during the quarters ended June 30, 2002 and December 31, 2002, respectively, and determined that there was no impairment.

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

Results of Operations

The following table sets forth, as a percentage of revenues, certain consolidated statement of operations data for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
Revenue:
Software license	48.2%	65.7%	70.7%
Subscription fees and other services	51.8%	34.3%	29.3%
Total revenues	100.0%	100.0%	100.0%
Cost of revenues:
Software license	3.2%	2.7%	10.1%
Subscription fees and other services	19.9%	19.3%	23.7%
Total cost of revenues	23.0%	22.0%	33.8%
Gross profit	77.0%	78.0%	66.2%

Operating expenses:
Research and development	60.4%	48.8%	87.8%
Sales and marketing	96.7%	91.5%	116.6%
General and administrative	36.8%	21.9%	33.9%
Merger related expenses	—%	—%	—%
Stock compensation	21.9%	8.5%	19.2%
Amortization of goodwill and intangible assets	5.2%	13.3%	27.2%
Restructuring and impairment charges	30.4%	—%	—%
Total operating expenses	251.5%	184.0%	284.7%
Operating loss	(174.5)%	106.0%	(218.4)%
Interest and other income (expense), net	(1.7)%	1.3%	5.2%
Loss from continuing operations	(176.2)%	(104.7)%	(213.3)%
Loss from discontinued operations	(9.5)%	(14.0)%	(26.2)%
Net loss	(185.8)%	(118.7)%	(239.5)%

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

Revenues

Total revenues decreased to $11.7 million in 2002 from $23.9 million in 2001. We believe the decrease in revenues was primarily due to delayed information technology spending and a slowdown in PKI spending. In particular, delayed spending by our international customers adversely impacted us, and we also experienced a decrease in license revenue from service provider customers, who remain cautious about making the significant up-front investment needed to implement our software. In 2001, we recorded revenues from e-Japan, Ltd. of $4.7 million and from RSA Security, Inc. of $3.5 million. During 2002, revenues from e-Japan declined to $1.4 million and there were no revenues from RSA. In addition, revenues from professional services decreased by $2.8 million from 2001 to 2002. Revenues earned from customers outside of the United States accounted for 49.2% of total revenues in 2002 compared to 61.0% in 2001 and 51.7% in 2000. Total revenues increased to $23.9 million in 2001 from $11.8 million in 2000. The significant increase in revenues in 2001 was primarily due to higher sales of our Validation Authority products and services, Secure Data Transfer products and professional services. These products and services accounted for revenue growth of $5.9 million from 2000 to 2001. In 2001, we recorded revenues related to contracts with e-Japan of $4.7 million and RSA Security of $3.5 million. In addition, revenues related to maintenance and support services increased by $1.6 million from 2000 to 2001.

Software license revenues accounted for 48.2% of our total revenues in 2002 compared to 65.7% in 2001 and 70.7% in 2000. Subscription fees and other service revenues accounted for 51.8% of our total revenues in 2002 compared to 34.3% in 2001 and 29.3% in 2000. License revenues declined, as a percentage of sales, for the reasons noted in the preceding paragraph. Maintenance and support services are the primary components of subscription fees and other services. These services are normally subject to the terms of annual agreements and represented relatively comparable level of revenues, in absolute amounts, between 2001 and 2002. Further, we reduced the headcount in our professional service organization during 2002 that resulted in lower professional services revenues. As a result of these factors, the percentage of sales for subscription fees and other services increased in 2002 as compared to 2001. The increase in subscription fees and other service revenues as a percentage of total revenues during 2001, as compared to 2000, was primarily due to an increase in maintenance and support renewals and an increase in professional services.

Cost of revenues

Cost of software license revenues.    Cost of software license revenues was $370,000 in 2002 compared to $643,000 in 2001 and $1.2 million in 2000. These costs, as a percentage of total revenue, were 3.2% for 2002, 2.7% for 2001 and 10.1% for 2000. Cost of software license revenues from 2001 to 2002 was relatively consistent. The decrease in cost of software revenues as a percentage of total revenues from 2000 to 2001 was primarily due to our reduced utilization of royalty-bearing technology that we licensed from third parties.

Cost of subscription fees and other service revenues.    Our cost of subscription fees and other services revenues decreased to $2.3 million for 2002 from $4.6 million for 2001. Of this decrease, $1.0 million related to salaries and other personnel-related costs and $931,000 related to other facilities costs. The decrease was primarily due to multiple workforce reductions during 2002. In April 2002, we completed a reduction in workforce that resulted in the termination of 35% of our consulting and support services workforce. In July 2002, we completed an additional reduction in workforce that resulted in the termination of 38% of our consulting and support services workforce. Our cost of subscription fees and other services revenues increased by $1.8 million to $4.6 million in 2001 from $2.8 million in 2000. Of this increase $783,000 million related to salaries and other personnel-related costs and $687,000 related to facilities costs.

As a percentage of subscription fees and other services revenues, cost of subscription fees and other services revenues was 38.3% in 2002 as compared to 56.4% in 2001 and 80.9% in 2000. This decrease can be attributed to growth in maintenance and support and subscription fees revenues that exceeded the associated cost from 2000 to 2002.

Operating expenses

Research and development.    Research and development costs decreased to $7.1 million in 2002 from $11.7 million in 2001, a decrease of 39.6%. Of this decrease, $1.0 million related to the reduction in use of third-party consultants and contractors, $901,000 related to facilities costs and $2.7 million related to salaries and other personnel-related costs due to a decrease in headcount in 2002 as compared to 2001. Research and development expenses as a percentage of total revenues increased to 60.4% from 48.8% in 2001 due to costs decreasing at a slower rate than revenues. Research and development expenses increased to $11.7 million in 2001 from $10.4 million in 2000, an increase of 12.5%. Of this increase, $588,000 related to facilities costs, $586,000 related to payments to third-party consultants and contractors and $357,000 related to salaries and other personnel related cost dues to an increase in average headcount in 2001, as compared to 2000. These costs were partially off-set by a decrease in recruiting expenses. Research and development expenses as a percentage of total revenues decreased from 87.8% in 2000 to 48.8% in 2001, due in large part to a reduction in headcount and fixed costs being amortized over a larger revenue base.

Sales and marketing.    Sales and marketing expenses decreased to $11.3 million in 2002 from $21.9 million in 2001, a decrease of 48.4%. Of this decrease, caused primarily by reductions in sales and marketing headcount, $6.8 million related to reduced salaries and other personnel related costs and $1.8 million related to reduced tradeshows and marketing programs. We experienced a 51.2% decrease in total revenues from 2001 to 2002, which resulted in a $3.8 million decrease in commission expense in 2002. Sales and marketing costs as a percentage of total revenues were 96.7% in 2002 compared to 91.5% in 2001. During 2002, we closed international sales offices in Argentina, Canada, France, Germany, Hong Kong, Singapore and Spain. Sales and marketing expenses increased to $21.9 million in 2001 from $13.8 million in 2000, an increase of 58.8%. Of this increase, caused primarily by an increase in sales and marketing headcount in 2001, $5.8 million related to salaries and other personnel related costs, $1.2 million related to facilities costs and $454,000 related to travel and entertainment costs associated with direct sales efforts. In addition, we experienced a 102.3% increase in revenues from 2000 to 2001, which resulted in a significant increase in commission expense for 2001. Sales and marketing costs as a percentage of total revenues were 91.5% for 2001, compared to 116.6% in 2000, primarily due to revenues increasing faster than expenses. During 2001, we opened international sales offices in Argentina, Germany, Singapore and Spain.

General and administrative.    General and administrative expenses decreased to $4.3 million in 2002 compared to $5.3 million in 2001, an 18.2% decrease. Of this decrease, $1.1 million related to reduced salaries and other personnel related costs and $841,000 related to a decrease in use of third-party consultants and contractors offset by allowances for bad debts of $970,000, including $528,000 recorded in the fourth quarter of 2002 due to a customer’s inability to pay. General and administrative costs as a percentage of total revenues were 36.8% in 2002 compared to 21.9% in 2001. General and administrative expenses as a percentage of total revenues increased in 2002 because our revenues decreased at a greater rate than our expenses. General and administrative expenses increased to $5.3 million in 2001 from $4.0 million in 2000, an increase of 31.1%. Of this increase, $912,000 related to salaries and other personnel related costs and the remainder primarily related to an increase in consulting and outside services.

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

Restructuring and impairment charges. During the year ended December 31, 2002, we recorded net restructuring and impairment charges of approximately $3.6 million in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and Staff Accounting Bulletin (“SAB”) 100, Restructuring and Impairment Charges. In March 2002, we consolidated our corporate facilities and terminated the long-term facility lease contract for an unutilized facility located in Mountain View, California. As a result of this action, we recorded additional restructuring and impairment charges of approximately $3.6 million, which is comprised of $3.5 million for settlement costs and forfeiture expenses associated with the building, $562,000 related to the impairment of associated equipment and leasehold improvements and the write-off of security deposits, offset by the reversal of previously recorded deferred rent of $434,000. During 2002, we paid $3.3 million in contract termination costs and other administrative fees related to this action.

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

Loss from discontinued operations.    During the year ended December 31, 2002, we recorded $515,000 of revenues and $599,000 of costs of revenues related to the hosting business. We also recorded impairment charges of $1.0 million related to the hosting business during the year ended December 31, 2002 (See Note 13) which have been included in loss from discontinued operations. During the year ended December 31, 2001, we recorded $286,000 of revenues and $3.6 million of costs of revenues related to the hosting business which have been included in loss from discontinued operations. During the year ended December 31, 2000, we recorded

$3.1 million of costs of revenues related to the hosting business which have been included in loss from discontinued operations.

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

Changes in financial condition

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

Prepaid and other current assets decreased $820,000, or 67.5%, from December 31, 2001 to December 31, 2002 primarily due to spending decreases in all departments.

Property and equipment decreased $3.0 million, or 66.8%, from December 31, 2001 to December 31, 2002 primarily due to $1.6 million in impairment charges recorded in conjunction with our restructuring initiatives that involved strategic decisions to cease providing certain services and consolidate corporate facilities. In addition, we recorded $1.6 million in depreciation expense during 2002.

Accrued compensation and related benefits decreased $1.3 million, 55.1%, from December 31, 2001 to December 31, 2002 primarily due to headcount being reduced from 195 to 114, a decrease of 41.5%, from December 31, 2001 to December 31, 2002. In addition, the commission and bonus accruals decreased between December 31, 2001 and December 31, 2002 as a result of the decrease in revenue during 2002 and elimination of certain senior management positions.

Other accrued liabilities decreased $2.0 million, or 57.3%, from December 31, 2001 to December 31, 2002 primarily due to the overall decrease in spending during 2002 in all departments, including marketing programs, consulting and outside services, travel and entertainment and accounting and legal expenses.

Deferred revenue decreased $1.3 million, or 34.3%, from December 31, 2001 to December 31, 2002 primarily due to the fact that the December 31, 2001 balance included deferred revenue related to our application service provider business, which we exited during 2002.

Total long-term debt, including current portion, decreased $1.5 million, or 48.2%, from December 31, 2001 to December 31, 2002 primarily due to scheduled principal payments on the loans and capital leases used to finance equipment purchases.

Future funding requirements

On February 18, 2003 we entered into a definitive agreement to merge with Tumbleweed Communications Corp. in a stock-for-stock transaction. We believe that, with the cash resources of Tumbleweed, we will have sufficient resources to meet our working capital needs for at least the next 12 months. In the event the merger is not completed, we believe we will need to raise additional working capital in the next 12 months. We used approximately $3.0 million in cash during the fourth quarter of 2002 and forecast to reduce the amount of net cash used to $100,000 by the fourth quarter of 2003. This forecast is dependent upon several factors including reaching quarterly revenue and recurring expense levels of approximately $3.8 million each by the second quarter of 2003. We would then expect to require additional cash from financing by the fourth quarter of 2003. Due to recurring losses and negative cash flows, there is substantial doubt about our ability to continue as a going concern if additional capital is not raised. We may not be able to obtain adequate or favorable financing at that time. Any additional financing may dilute your ownership interest in our company. New equity securities could have rights senior to those of our common stockholders.

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

On September 9, 2002, we transferred our securities to The Nasdaq SmallCap Market from The Nasdaq National Market. This transfer may deter many potential investors from purchasing our common stock, further limiting the market for such securities. Because of this limited market, our stock price may decline, resulting in additional losses for investors. Furthermore, the Nasdaq staff has advised us that our securities may be delisted from The Nasdaq SmallCap Market on June 6, 2003 if we have not complied with the minimum bid price of $1.00 per share prior to that date. If our stock is delisted from the NASDAQ SmallCap Market, the price of its stock may decline even further.

The Nasdaq staff has orally informed us that in the event that the merger between us and Tumbleweed has not been completed prior to June 6, 2003, or if the merger is terminated prior to June 6, 2003, we will be given a 90 day extension to comply with Nasdaq’s minimum price bid requirement. The grant of this extension is conditioned upon us, as of the date of our most recent financial statements, satisfying Nasdaq’s minimum net worth or stockholder equity requirements. As of December 31, 2002, we complied with these requirements; however, we may be unable to meet these requirements in future periods.

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

The market price per share of our common stock following a reverse split may drop and may not remain in excess of the $1.00 minimum bid price as required by Nasdaq, which could result in delisting from The Nasdaq SmallCap Market.

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

We reported a net loss of $21.7 million in the year ended December 31, 2002. As of December 31, 2002, we had cumulative losses of $96.3 million and had a cash balance of $3.1 million. We have not reported a profitable quarter since inception in 1996. These factors raise substantial doubt as to whether we will be able to continue in business. Our independent auditors have included a paragraph in their report stating that substantial doubt exists as to our ability to continue as a going concern.

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

If we are unable to complete the proposed merger with Tumbleweed, our business may be harmed because of the costs and other matters that have arisen because of the proposed merger.

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

Products and services provided to our international customers accounted for 49% of our revenues during 2002 and 61% of our revenues during 2001. Conducting business outside of the United States subjects us to additional risks, including:

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

In addition, the recent outbreak of severe acute respiratory syndrome, or SARS, that began in China, Hong Kong, Singapore and Vietnam may have a negative impact on our operations by factors such as reduced sales in international channels.

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

Our success depends on its ability to grow and develop its direct sales and indirect distribution channels and the inability to do so could adversely affect future operating results .

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

A class action lawsuit was filed on December 3, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of our common stock alleging violations of federal securities laws. In re Valicert, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offerings Securities Litigation, No. 21 MC 92 (SAS). For more information about this case, including the allegations made by the plaintiffs, please see the section of this report entitled “Item 3. Legal Proceedings” on page 13.

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

John Johnston has served as one of our directors since May 1998. Mr. Johnston has been a venture capitalist at August Capital since August 1995. Since 1988, Mr. Johnston, has also been a venture capitalist at Technology Venture Investors. Mr. Johnston holds a B.A. degree in English from Princeton University and an M.B.A. degree from Harvard Business School.

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

SUMMARY COMPENSATION TABLE

	Year	Salary	Bonus(1)		Long-term Compensation
Name and principal position					Shares Underlying Options
Current Executives
John Vigouroux(2) President and Chief Executive Officer	2002 2001 2000	$81,359 — —	$62,409 — —		500,000 — —

Timothy Conley(3) VP, Finance and Chief Executive Officer	2002 2001 2000	171,000 181,292 170,000	15,000 21,750 30,000		179,834 85,000 33,333

David Jevans SVP, Marketing and Corporate Development	2002 2001 2000	165,000 175,125 165,000	49,000 21,750 25,000		216,270 65,000 —

Srinivasan (“Chini”) Krishnan SVP, Product Development and Services and Chief Technology Officer	2002 2001 2000	153,000 165,000 155,000	15,000 21,750 25,000		126,000 40,000 33,333

Denis Brotzel(4) VP, Global Sales	2002 2001 2000	121,555 100,000 78,500	76,436 75,000 55,533	(5) (6)	144,534 8,833 23,334

Former Executives
Joseph (“Yosi”) Amram(7) former President and Chief Executive Officer	2002 2001 2000	166,500 176,521 165,000	— 58,500 85,000		235,999 120,000 66,666

Alexander Garcia-Tobar(8) former VP, Business Development and Channel Sales	2002 2001 2000	129,166 143,125 130,000	46,092 74,287 70,000	(9) (10) (11)	40,000 80,000 66,666

(1)	Bonuses are based on performance.
(2)	Mr. Vigouroux was hired in July 2002. He was promoted to President and Chief Executive Officer in October 2002.
(3)	Mr. Conley was hired in January 2000. Long-term compensation, shares underlying options, includes warrants to purchase 33,333 shares of our common stock at $18.90 per share.
(4)	Mr. Brotzel was hired in March 2000. He was promoted to VP, Global Sales in October 2002.
(5)	Includes $73,061 representing commissions based on sales performance and severance.
(6)	Includes $28,700 representing commissions based on sales performance and severance.
(7)	Mr. Amram resigned from the position of President and Chief Executive Officer in October 2002 and remains as an advisor and member of our board of directors.
(8)	Mr. Garcia-Tobar resigned from the position of VP, Business Development and Channel Sales in October 2002.
(9)	Includes $46,092 representing commissions based on sales performance and severance.
(10)	Includes $42,661 representing commissions based on sales performance and severance.
(11)	Includes $22,898 representing commissions based on sales performance and severance.

Stock Options Granted in 2002

The following table provides the specified information concerning grants of options to purchase our common stock made during the fiscal year ended December 31, 2002 to the persons names in the Summary Compensation Table:

OPTIONS GRANTED IN LAST FISCAL YEAR

	Number of Shares Underlying Options Granted(2)	% of Total Options Granted to Employees in Fiscal Year(3)		Exercise Price Per Share(4)		Expiration Date	Potential Realized Value at Assumed Annual rates of Stock Price Appreciation for Options Term(1)
Name							5%		10%
John Vigouroux	300,000 200,000	8.71 5.81	% %	$ $	0.37 0.35	7/29/2012 10/25/2012	$ $	69,807 44,023	$ $	176,905 111,562

Timothy Conley	60,000 119,834	1.74 3.48	% %	$ $	1.15 0.28	3/4/2012 12/12/2012	$ $	43,394 21,102	$ $	109,968 53,476

David Jevans	50,000 100,000 116,270	1.45 2.90 3.38	% % %	$ $ $	1.15 0.69 0.28	3/4/2012 5/12/2012 12/12/2012	$ $ $	36,161 43,394 20,474	$ $ $	91,640 109,968 51,885

Srinivasan (“Chini”) Krishnan	60,000 66,000	1.74 1.92	% %	$ $	1.15 0.28	3/4/2012 12/12/2012	$ $	43,394 11,622	$ $	109,968 29,452

Denis Brotzel	30,000 100,000 14,534	0.87 2.90 0.42	% % %	$ $ $	0.60 0.47 0.28	6/1/2012 7/15/2012 12/12/2012	$ $ $	11,320 29,558 2,559	$ $ $	28,687 74,906 6,486

Joseph (“Yosi”) Amram	120,000 115,999	3.48 3.37	% %	$ $	1.15 0.28	3/4/2012 12/12/2012	$ $	86,787 20,426	$ $	219,936 51,764

Alexander Garcia-Tobar	40,000	1.16%			$1.15	11/30/2002		$28,929		$73,312

(1)	Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option holders’ continued employments through the vesting period. The amounts reflected in this table may not necessarily be achieved.
(2)	All options granted under the 1998 Stock Plan are immediately exercisable, but vest over a four-year period from the date of grant, subject to the optionee’s continuous employment with us.
(3)	Based on a total of 3,443,709 options granted to all employees during fiscal 2002.
(4)	All options were determined by the fair market value on the date of grant, as determined by the closing price of our common stock reported on The Nasdaq National Market or the NASDAQ SmallCap Market, as applicable.

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

John Vigouroux Offer Letter.    Mr. Vigouroux’s offer letter provides for the following terms upon the closing of the merger:

•	Tumbleweed will employ Mr. Vigouroux on an at-will basis as the Senior Vice President and General Manager of the Valicert business unit (notwithstanding the offer letter, based on additional operations planning conducted jointly by Tumbleweed and us after execution of the merger agreement, Tumbleweed has since announced that Mr. Vigouroux will become the President and Chief Operating Officer of Tumbleweed upon consummation of the merger);

•	a base salary of $250,000 annually;

•	eligible for certain incentive compensation based on the attainment of specified performance targets;

•	a recommendation to the Tumbleweed board of directors that Mr. Vigouroux be granted an option to purchase 400,000 shares of Tumbleweed common stock;

•	in the event that Mr. Vigouroux’s at-will employment is terminated by Tumbleweed without cause or he resigns his employment for good reason, as such terms are defined in the offer letter, in exchange for a waiver and release of all potential claims against Tumbleweed, he will be entitled to the following:

•	12 months’ base salary at the rate then in effect at the time of termination or $250,000, whichever is greater;

•	12 months’ Tumbleweed-paid COBRA benefits;

•	the immediate vesting of 100,000 of the 400,000 shares of the option described above; and

•	an extended period of one year from the date of termination to exercise the vested and exercisable portion of the option; and

•	in the event that Mr. Vigouroux is terminated without cause or resigns for good reason within six months after a change in control, as such terms are defined in the offer letter, in addition to the severance benefits described above, he will receive immediate vesting of an additional 25% of the shares subject to the option described above.

David Jevans Offer Letter.    Mr. Jevan’s offer letter provides for the following terms upon the closing of the merger:

•

Tumbleweed will employ Mr. Jevans on an at-will basis in a position to be determined, reporting to the Senior Vice President and General Manager of the Valicert business unit (notwithstanding Mr. Jevan’s offer letter, based upon additional operations planning after execution of the merger agreement conducted jointly by Tumbleweed and us, the parties currently expect that Mr. Jevans will become the

Vice President of Marketing of Tumbleweed, reporting to the President and Chief Operating Officer of Tumbleweed, upon consummation of the merger);

•	a base salary of $180,000 annually;

•	eligible for certain incentive compensation based on the attainment of specified performance targets;

•	an annual bonus of $60,000 in each of the first four years of employment, contingent upon continued employment with Tumbleweed;

•	a recommendation to the Tumbleweed board of directors that Mr. Jevans be granted an option to purchase 170,000 shares of Tumbleweed common stock;

•	in the event that Mr. Jevan’s at-will employment is terminated by Tumbleweed without cause or he resigns his employment for good reason, as such terms are defined in the offer letter, in exchange for a waiver and release of all potential claims against Tumbleweed, he will be entitled to the following:

•	12 months’ base salary at the rate then in effect at the time of termination or $180,000, whichever is greater;

•	and 12 months’ Tumbleweed-paid COBRA benefits; and

•	in the event that Mr. Jevans is terminated without cause or resigns for good reason within six months after a change in control, as such terms are defined in the offer letter, in addition to the severance benefits described above, he will receive immediate vesting of 25% of the shares subject to the aforementioned option.

Srinivasan (“Chini”) Krishnan Offer Letter.    Mr. Krishnan’s offer letter provides for the following terms upon the closing of the merger:

•	Tumbleweed will employ Mr. Krishnan as a Senior Advisor for a period of three months from the closing of the merger;

•	a base salary of $165,000, on an annualized basis, during the three-month term; and

•	so long as Mr. Krishnan’s employment is not terminated for cause, as defined in the offer letter, during the term of employment, in exchange for a waiver and release of all potential claims against Tumbleweed, he will be entitled to the following at the conclusion of the three month employment term:

•	12 months’ base salary;

•	12 months’ Tumbleweed-paid COBRA benefits; and

•	a bonus payment of $27,000.

Timothy Conley Offer Letter.    Mr. Conley’s offer letter provides for the following terms upon the closing of the merger:

•	Tumbleweed will employ Mr. Conley as a Senior Financial Advisor for a period of one month from the closing ;

•	a base salary of $171,000, on an annualized basis, during the one-month term; and

•	as long as Mr. Conley is not terminated for cause, as defined in the offer letter, during the one month following the closing, Mr. Conley will continue to be employed as a consultant for a period of one year thereafter pursuant to the following terms:

•	12 months’ base salary;

•	a bonus payment of $27,000; and

•	eligible to participate in Tumbleweed’s employee benefits plans and programs, available to employees of Tumbleweed generally for a period of 12 months.

Denis Brotzel Offer Letter.    Mr. Brotzel’s offer letter provides for the following terms upon the closing of the merger:

•	Tumbleweed will employ Mr. Brotzel on an at-will basis in the position of Vice President, reporting to the Senior Vice President and General Manager of the Valicert business unit (notwithstanding Mr. Brotzel’s offer letter, based upon additional operations planning conducted jointly by Tumbleweed and us after execution of the merger agreement, the parties currently expect that Mr. Brotzel will become the Vice President of Sales for Valicert products, reporting to the President and Chief Operating Officer of Tumbleweed, upon consummation of the merger);

•	a base salary of $135,000, on an annualized basis;

•	eligible for certain incentive compensation based on the attainment of specified performance targets;

•	if Mr. Brotzel’s at-will employment is terminated by Tumbleweed without cause, as defined in the offer letter, during the first 90 days of employment with Tumbleweed, in exchange for a waiver and release of all potential claims against Tumbleweed, he will be entitled to the following:

•	12 months’ base salary at the rate then in effect at the time of termination or $135,000, whichever is greater; and

•	12 months’ Tumbleweed-paid COBRA benefit; and

•	if Mr. Brotzel’s employment is terminated without cause any time after the first 90 days of employment with Tumbleweed, he will be entitled to the following:

•	four months’ base salary at the rate then in effect at the time of termination or $45,000, whichever is greater; and

•	four months’ Tumbleweed-paid COBRA benefits.

In accordance with FASB Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25, the acceleration of vesting, for employees that are expected to benefit from the acceleration, and the extension of the term of stock options held by these employees will require the recognition of stock-based compensation expense by us, prior to the merger, for any of the modified options which have exercise prices below the fair value of our stock as of the date of the modification. The compensation expense related to these modifications will depend on the price of our common stock at the time of modification. Assuming that the options are modified on June 30, 2003, and that our stock price is $0.52 per share, we would record compensation expense of $166,000 with respect to these options.

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

Information with respect to beneficial ownership has been furnished by each director, officer, or 5% or more stockholder, as the case may be and the most recent Schedules 13D, 13F, and 13G, if any, filed with the Securities and Exchange Commission. Except as otherwise indicated, the address of each beneficial owner is c/o Valicert, Inc., 1215 Terra Bella Avenue, Mountain View, California 94043.

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

Name of Beneficial Owner	Shares		Percentage
Palo Alto Investors LLC and affiliated entities(1)	3,455,779	(2)	13.7%
470 University Avenue
Palo Alto, CA 94301
U.S. Venture Partners(2)	2,134,921	(4)	8.4%
2180 Sand Hill Road, Suite 300
Menlo Park, CA 94025
August Capital(5)	1,881,070	(6)	7.4%
2480 Sand Hill Road, Suite 101
Menlo Park, CA 94025
Gaitonde Living Trust(7)	1,526,222		6.0%
c/o Girish Gaitonde
Xoriant Corporation
5400 Betsy Ross Drive
Santa Clara, CA 95054

Executive Officers and Directors
Joseph (“Yosi”) Amram(8)	2,082,451		8.2%
Srinivasan (“Chini”) Krishnan(9)	1,625,091		6.4%
David Jevans(10)	763,050		3.0%
Timothy Conley(11)	593,665		2.3%
John Vigouroux(12)	500,000		2.0%
Denis Brotzel(13)	176,701		*
Alexander Garcia-Tobar	160,000		*
Taher Elgamal(14)	121,999		*
Magdalena Yesil(15)	102,000		*
John Johnston(16)	62,000		*
Directors and current executive officers as a group (nine persons)(14)	6,017,531		23.8%

*	Indicates less than 1.0%
(1)	Palo Alto Investors, Inc. is the sole manager of Palo Alto Investors, LLC. William L. Edwards is the president and controlling stockholder of Palo Alto Investors, Inc. Palo Alto Investors, LLC is the general partner of and investment adviser to Micro Cap Partners, L.P., an investment limited partnership. This information is derived from the Schedule 13D, jointly filed December 11, 2002 by Palo Alto Investors, LLC, Palo Alto Investors, Inc., William L. Edwards, and Micro Cap Partners, L.P.
(2)	Palo Alto Investors, LLC, Palo Alto Investors, Inc. and William Edwards hold shared dispositive and voting power over all 3,407,003 shares of common stock. For 2,078,403 of these 3,407,003 shares, Palo Alto Investors, LLC, Palo Alto Investors, Inc. and William Edwards hold shared dispositive and voting power with Micro Cap Partners, L.P. This information is derived from the Schedule 13D, jointly filed December 11, 2002 by Palo Alto Investors, LLC, Palo Alto Investors, Inc., William L. Edwards, and Micro Cap Partners, L.P.
(3)	Presidio Management Group V, L.L.C. is the General Partner of U.S. Venture Partners V, L.P., USVP V International, L.P., USVP V Entrepreneur Partners, L.P., and 2180 Associates Fund V, L.P. Presidio Management Group VI, L.L.C. is the General Partner of U.S. Venture Partners VI, L.P., USVP VI Affiliates Fund, L.P., USVP VI Entrepreneur Partners, L.P., and 2180 Associates Fund VI, L.P. Irwin Federman, Steven M. Krausz, Stuart G. Phillips, Jonathan D. Root and Philip M. Young are the control persons of Presidio Management Group V, L.L.C. and Presidio Management Group VI, L.L.C. This information is derived from the Schedule 13G/A, jointly filed February 14, 2003 by 2180 Associates Fund V, L.P., 2180 Associates Fund VI, L.P., Irwin Federman, Jonathan D. Root, Philip M. Young, Presidio Management Group V, L.L.C., Presidio Management Group VI, L.L.C., Steven M. Krausz, Stuart G. Phillips, U.S. Venture Partners V, L.P., U.S. Venture Partners VI, L.P., USVP V Entrepreneur Partners, L.P., USVP V International, L.P., USVP VI Affiliates Fund, L.P., USVP VI Entrepreneur Partners, L.P.

(4)	Presidio Management Group V, L.L.C., Irwin Federman, Steven M. Krausz, Stuart G. Phillips, Jonathan D. Root and Philip M. Young hold shared dispositive and voting power over 2,006,238 shares of common stock. Presidio Management Group VI, L.L.C., Irwin Federman, Steven M. Krausz, Stuart G. Phillips, Jonathan D. Root and Philip M. Young hold shared dispositive and voting power over 128,683 shares of common stock. This information is derived from the Schedule 13G/A, jointly filed February 14, 2003 by 2180 Associates Fund V, L.P., 2180 Associates Fund VI, L.P., Irwin Federman, Jonathan D. Root, Philip M. Young, Presidio Management Group V, L.L.C., Presidio Management Group VI, L.L.C., Steven M. Krausz, Stuart G. Phillips, U.S. Venture Partners V, L.P., U.S. Venture Partners VI, L.P., USVP V Entrepreneur Partners, L.P., USVP V International, L.P., USVP VI Affiliates Fund, L.P., USVP VI Entrepreneur Partners, L.P.
(5)	August Capital Management, L.L.C. is the General Partner of August Capital, L.P., August Capital Strategic Partners, L.P., and August Capital Associates, L.P. John R. Johnston, David F. Marquardt and Andrew S. Rappaport are the control persons of August Capital Management, L.L.C. This information is derived from the Schedule 13G, jointly filed February 13, 2002 by August Capital, L.P., August Capital Strategic Partners, L.P., August Capital Associates, L.P., August Capital Management, L.L.C., John R. Johnston, David F. Marquardt and Andrew S. Rappaport.
(6)	August Capital Management, L.L.C., John R. Johnston, David F. Marquardt and Andrew S. Rappaport hold shared dispositive and voting power over all 1,881,070 shares of common stock. This information is derived from the Schedule 13G, jointly filed February 13, 2002 by August Capital, L.P., August Capital Strategic Partners, L.P., August Capital Associates, L.P., August Capital Management, L.L.C., John R. Johnston, David F. Marquardt and Andrew S. Rappaport.
(7)	According to Schedule 13G filed by the stockholder with the Securities and Exchange Commission in February 2002, the Gaitonde Living Trust beneficially owns 1,562,222 shares of our common stock.
(8)	Includes 273,183 shares held in trust for Mr. Amram’s children. Also includes 422,665 shares subject to options and 182,810 shares from warrants that may be exercised within 60 days of December 31, 2002.
(9)	Includes 2,750 shares held by Mr. Krishnan’s spouse. Also includes 239,333 shares subject to options and 76,389 shares from warrants that may be exercised within 60 days of December 31, 2002.
(10)	Includes 6,000 shares held in the name of Mr. Jevans’ children. Also includes 550,694 shares subject to options that may be exercised within 60 days of December 31, 2002.
(11)	Includes 431,501 shares subject to options and 25,397 shares from warrants that may be exercised within 60 days of December 31, 2002.
(12)	Includes 500,000 shares subject to options that may be exercised within 60 days of December 31, 2002.
(13)	Includes 165,590 shares subject to options that may be exercised within 60 days of December 31, 2002.
(14)	Includes 75,333 shares subject to options that may be exercised within 60 days of December 31, 2002.
(15)	Includes 40,000 shares held in trust for Ms. Yesil’s children. Also includes 62,000 shares subject to options that may be exercised within 60 days of December 31, 2002.
(16)	Includes 62,000 shares subject to options that may be exercised within 60 days of December 31, 2002.
(17)	Includes 2,509,116 shares subject to options and 284,596 from warrants that may be exercised within 60 days of December 31, 2002.

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

The following table summarizes the dates on which these notes were issued and, as of December 31, 2002, the outstanding principal amount of these notes and the aggregate number of shares pledged as collateral:

Note Holder	Dates of Issuance of Notes	Aggregate Amount	Aggregate Number of Shares Pledged as Collateral
Joseph (“Yosi”) Amram	August 1999	$118,961	132,179
Timothy Conley	March 2000	$165,000	33,333
Alexander Garcia-Tobar	June 1999–January 2000	$199,400	160,000
David Jevans	March 2000	$388,598	209,998
Srinivasan (“Chini”) Krishnan	December 1997–August 1999	$85,295	172,063

We issued these promissory notes to our executive officers to enable them to exercise stock options to purchase our common stock. The issuance of the options and the promissory notes were intended to motivate and incentivize the executive officers to create long-term value for all of our shareholders. The prime rate, as established by the Federal Reserve Bank, during October 1999 and March 2000, the timeframe in which most of the notes were issued, was between 8.25% and 8.825%.

In September 1998, we entered into a Loan and Pledge Agreement with Srinivasan Krishnan for a cash advance of $75,000. We entered into this transaction to assist Mr. Krishnan with certain personal financial matters. The loan was a non-recourse loan secured by 60,000 shares of our common stock. The term of the loan was 5 years, and the interest rate on the loan was 6% per annum. At the time the loan was made, the prime rate, as established by the Federal Reserve Bank, was 8.5%. In March 2003, we foreclosed on the loan and the 60,000 shares were retired.

In connection with our acquisition of Receipt.com in March 2000, we issued David Jevans, the founder of Receipt.com, a promissory note in the principal amount of $388,598. The term of the loan is 5 years and the interest rate is 0%. At the time the loan was made, the prime rate, as established by the Federal Reserve Bank, was 8.825%.

In December 2002 and February 2003, we cancelled the loans to certain former executive officers: Rajiv Dholakia, Alexander Garcia-Tobar and Sathvik Krishnamurthy. After making demand for full payment of the loan from each former executive officers and each former executive certifying that he did not have the financial ability to repay the loan, our board of directors determined that we would cancel the loans, and required each of these former executive officers to surrender all of the stock purchased with the loan proceeds.

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

/s/    DELOITTE & TOUCHE LLP

San Jose, California

January 23, 2003

(February 18, 2003 as to the second paragraph of Note 14 and May 19, 2003 as to the first paragraph of Note 14)

VALICERT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$14,747	$3,130
Short-term investments	8,970	—
Accounts receivable, net of allowances of $322 and $626	3,225	3,155
Prepaid expenses and other current assets	1,214	394
Current assets of discontinued operations	216	—

Total current assets	28,372	6,679
Property and equipment, net	3,148	1,497
Goodwill, net of accumulated amortization of $4,901 and $5,190	7,352	7,496
Intangibles, net of accumulated amortization of $1,511 and $1,833	755	—
Other assets	945	519
Non-current assets of discontinued operations	1,360	—

Total assets	$41,932	$16,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$839	$546
Accrued compensation and related benefits	2,276	1,023
Other accrued liabilities	3,508	1,498
Deferred revenue	3,308	2,483
Current portion of long-term debt	1,546	1,253
Current liabilities of discontinued operations	474	—

Total current liabilities	11,951	6,803
Long-term debt	1,547	350

Total liabilities	13,498	7,153

Stockholders’ equity:
Preferred stock, $0.001 par value; shares authorized: 2,000,000; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value; shares authorized: 100,000,000; shares issued and outstanding: 2001, 25,343,921; 2002, 25,301,612	108,193	106,377
Deferred stock compensation	(3,732)	(1,053)
Notes receivable from stockholders	(1,523)	—
Accumulated other comprehensive income	73	—
Accumulated deficit	(74,577)	(96,286)

Total stockholders’ equity	28,434	9,038

Total liabilities and stockholders’ equity	$41,932	$16,191

See notes to consolidated financial statements.

VALICERT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2000	2001	2002
Revenues:
Software license	$8,368	$15,730	$5,628
Subscription fees and other services	3,460	8,202	6,059

Total revenues	11,828	23,932	11,687

Cost of revenues:
Software license	1,199	643	370
Subscription fees and other services	2,798	4,622	2,320

Total cost of revenues	3,997	5,265	2,690

Gross profit	7,831	18,677	8,997
Operating expenses:
Research and development	10,389	11,685	7,058
Sales and marketing	13,788	21,890	11,303
General and administrative	4,004	5,251	4,297
Amortization of goodwill and intangible assets	3,222	3,190	611
Stock compensation*	2,266	2,023	2,565
Restructuring and impairment charges	—	—	3,555

Total operating expenses	33,669	44,039	29,389

Operating loss	(25,838)	(25,372)	(20,392)
Interest income	1,470	1,102	266
Interest expense and other	(858)	(785)	(469)

Total other income (expense)	612	317	(203)

Loss from continuing operations	(25,226)	(25,055)	(20,595)
Loss from discontinued operations (Note 14)	(3,101)	(3,361)	(1,114)

Net loss	(28,327)	(28,416)	(21,709)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments, net of amounts realized	—	73	(73)

Comprehensive loss	$(28,327)	$(28,343)	$(21,782)

Basic and diluted loss per share:
Loss from continuing operations	$(2.45)	$(1.12)	$(0.81)
Loss from discontinued operations	$(0.31)	$(0.15)	$(0.05)

Net loss	$(2.76)	$(1.27)	$(0.86)

Shares used in computation of basic and diluted loss per share	10,282	22,351	25,312

* Stock compensation:
Cost of subscription fees and other service	$228	$236	$81
Research and development	641	473	521
Sales and marketing	556	472	1,257
General and administrative	841	842	706

Total	$2,266	$2,023	$2,565

See notes to consolidated financial statements.

VALICERT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock and Additional Paid-in Capital		Deferred Stock Compen- sation	Notes Receivable from Stock- holders	Accum- ulated Other Compre- hensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 1999	3,621,057	$20,002	$(5,843)	$(611)	$—	$(17,834)	$(4,286)
Issuance of common stock in connection with initial public offering, net of issuance costs of $4,923	4,600,000	41,077					41,077
Conversion of preferred shares into common with initial public offering	13,410,849	34,391		(55)			34,336
Exercise of common stock options and issuance of stockholder notes	1,183,206	2,943		(1,391)			1,552
Exercise of warrants	1,323	5					5
Issuance of warrants in connection with debt financing		58					58
Repurchase of common stock	(76,593)	(148)					(148)
Collection of notes receivable from stockholders				126			126
Interest on notes receivable from stockholders				(102)			(102)
Deferred stock compensation, net of cancellations		3,686	(3,686)				—
Amortization of stock compensation			2,266				2,266
Net loss						(28,327)	(28,327)

Balances, December 31, 2000	22,739,842	102,014	(7,263)	(2,033)	—	(46,161)	46,557
Issuance of common stock and common stock warrants, net of issuance costs of $3	2,462,344	6,797					6,797
Issuance of common stock under the employee stock purchase plan	228,067	792					792
Exercise of common stock options	55,634	43					43
Issuance of common stock for services	24,800	55					55
Issuance of common stock warrants in connection with debt financing and common stock equity line		468					468
Issuance of common stock options for services		14					14
Repurchase of common stock	(166,766)	(482)		434			(48)
Collection of notes receivable from stockholders				115			115
Interest on notes receivable from stockholders				(39)			(39)
Cancellation of stock options of terminated employees		(1,508)	1,508				—
Amortization of deferred stock compensation			2,023				2,023
Unrealized gain on short-term investments					73		73
Net loss						(28,416)	(28,416)

Balances, December 31, 2001	25,343,921	108,193	(3,732)	(1,523)	73	(74,577)	28,434
Issuance of common stock under the employee stock purchase plan	145,590	172					172
Exercise of common stock options	92,499	24					24
Issuance of common stock for services	29,198	40					40
Repurchase of common stock	(8,445)	(4)		2			(2)
Collection of notes receivable from stockholders				71			71
Conversion of notes receivable from stockholders to non-recourse notes (Note 7)		(540)	250	1,477			1,187
Interest on notes receivable from stockholders				(27)			(27)
Repurchase of common stock and cancellation of stock options of terminated employees	(301,151)	(1,051)	1,051				—
Amortization of deferred stock compensation			1,378				1,378
Reclassification of costs associated with equity line of credit (Note 7)		(457)					(457)
Realization of previously unrealized gain on short-term investments					(73)		(73)
Net loss						(21,709)	(21,709)

Balances, December 31, 2002	25,301,612	$106,377	$(1,053)	$—	$—	$(96,286)	$9,038

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

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As discussed in Note 14, on February 18, 2003, the Company entered into a definitive merger agreement with Tumbleweed Communications Corp. In the event that the proposed merger is not consummated, the Company intends to seek additional debt or equity financing to fund its ongoing operations. However, no assurances can be given that additional financing would be available.

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

Property and Equipment.    Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets, ranging from three to five years, using the straight-line method. Leasehold

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

improvements are stated at cost and amortized on a straight-line basis over the shorter of the useful lives of the assets or the remaining lease term. Computer software for internal use is capitalized and accounted for in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the American Institute of Certified Public Accountants. No such software costs have been capitalized to date. Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No. 86, Computer Software To Be Sold, Leased or Otherwise Marketed. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

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

Revenue Recognition.    The Company’s revenue recognition policy is consistent with SOP No. 97-2, Software Revenue Recognition, as amended. License revenues are comprised of fees for the Company’s software products. Revenue from license fees is recognized when an agreement has been signed, delivery of the product has occurred, the fee is fixed or determinable, collectability is reasonably assured and vendor-specific objective evidence of fair value exists to allocate a portion of the total fee to any undelivered elements of the arrangement. Revenue from shipments to resellers is generally recognized at the time of delivery of the software to the reseller, unless collectibility is not reasonably assured, in which case revenue is deferred until the fee is collected. Fees

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from license arrangements that include a service element for which vendor-specific objective evidence does not exist are recognized ratably over the license term as transaction fees. For electronic delivery, the software is considered to have been delivered when the Company has provided the customer with the access codes that allow for immediate possession of the software. The Company, on occasion, offers extended payment terms beyond its normal business practice, and revenue is recognized as payments become due. If collectability is not considered reasonably assured at the time of sale, revenue is recognized when the fee is collected. The Company has not granted rights of return to resellers or end-user customers.

Other service revenues are comprised of revenue from maintenance arrangements, consulting services and training. Maintenance arrangements provide technical support and the right to unspecified upgrades on an if-and-when available basis, but do not provide for specified upgrade rights. Revenue from maintenance arrangements is recognized on a straight-line basis as service revenue over the life of the related agreement, which is typically one year. If maintenance, consulting or training services are included in an arrangement that includes a license agreement, amounts related to maintenance, consulting or training are allocated based on vendor-specific objective evidence of fair value. Vendor-specific objective evidence of fair value for maintenance and consulting services is based on the price when such elements are sold separately. Where discounts are offered on multiple element arrangements, a proportionate amount of that discount is applied to each element included in the arrangement based on each element’s fair value. Consulting, service and training revenue is recognized as services are provided to the customer. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenue.

The Company’s consulting business derives a portion of its revenue from fixed-price, fixed-time contracts, which require the accurate estimation of the cost, scope and duration of each engagement. Certain consulting contracts require significant customization of the Company’s software products. In these instances, the service element is considered essential to the functionality of the software. Revenue and the related costs for these projects are recognized on the percentage-of-completion basis, using the substantive milestone method to measure the percentage complete with revisions to estimates reflected in the period in which changes become known.

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

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Property and Equipment

Property and equipment are comprised of the following (in thousands):

	December 31,
	2001	2002
Equipment	$2,858	$3,264
Furniture and fixtures	1,440	1,064
Leasehold improvements	1,783	507
Software	1,033	374

	7,114	5,209
Accumulated depreciation and amortization	(3,966)	(3,712)

	$3,148	$1,497

Note 4.    Long-Term Debt

Long-term debt is comprised of the following (in thousands):

	December 31,
	2001	2002
Equipment finance obligations	$2,493	$1,366
Capital lease obligations	600	237

	3,093	1,603
Less current portion	1,546	1,253

	$1,547	$350

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

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company is aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, Valicert and its affiliated individual defendants (as well as all other issuer defendants) filed a motion to dismiss the complaint. The Court denied the motions to dismiss claims under the Securities Act in all but 10 of the cases, including the Valicert case. The Court granted the motion to dismiss the claims under the Exchange Act against the Company and the individual defendants. Management believes that the allegations against the Company and its officers are without merit and intends to contest them vigorously. If the outcome of the litigation is adverse to the Company and if, in addition, it is required to pay significant monetary damages in excess of available insurance, our business would be significantly harmed. At December 31, 2002, management is unable to determine the amount of loss to the Company, if any, that would result from an unfavorable ruling in this matter.

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

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Equity Line

In June 2001, the Company entered into a common stock purchase agreement (“equity line”) with an investor for up to $50.0 million in equity financing over a 36-month period. Use of the equity line is subject to a number of terms and conditions. Related to the equity line, the Company granted the investor and a third party warrants to buy 200,000 shares of common stock at an exercise price of $2.92 per share. The warrants expire three years from the issuance date and had a fair market value of $282,000, which was determined by using the Black-Scholes model with the following assumptions: expected life of three years; risk-free interest of 6.06%; volatility of 100%; and no dividends during the expected term. The total costs to the Company of executing this equity line, including the value ascribed to the warrants, were $457,000. These costs were originally included in other assets and, in fiscal 2002, were reclassified to stockholders’ equity in accordance with EITF Issue No. 00-19, Accounting for Derivative Financials Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The amount available to the Company to draw against the equity line is calculated by a formula based on a specified percentage of the total trading volume and the volume weighted average price of the Company’s stock over the previous 60 days. At December 31, 2002, no amounts were available under this line.

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

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

COMPANY NAME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balances, January 1, 2000	1,176,246	2,468,160	$1.28
Authorized for grant	1,333,333	—	—
Granted (weighted average fair value of $3.37)	(2,431,497)	2,431,497	8.31
Exercised	—	(1,525,219)	1.95
Canceled	216,001	(216,001)	4.16
Shares repurchased and returned to the plan	42,308	—	—

Balances, December 31, 2000	336,391	3,158,437	$6.17
Authorized for grant	2,153,141	—	—
Granted (weighted average fair value of $0.58)	(2,165,212)	2,165,212	2.72
Exercised	—	(55,634)	0.78
Canceled	802,260	(969,026)	6.00
Shares repurchased and returned to the plan	166,766	—	—

Balances, December 31, 2001	1,293,346	4,298,989	$4.54
Authorized for grant	1,267,359	—	—
Granted (weighted average fair value of $0.45)	(3,443,709)	3,443,709	0.59
Exercised	—	(92,499)	0.26
Canceled	2,503,376	(2,700,640)	3.98
Shares repurchased and returned to the plan	309,596	—	—

Balances, December 31, 2002	1,929,968	4,949,559	$2.18

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information regarding options outstanding as of December 31, 2002 is as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Vested	Weighted Average Exercise Price
$ 0.00–$ 0.50	1,942,961	9.4	$ 0.33	126,161	$ 0.28
$ 0.51–$ 1.00	690,750	8.8	0.64	213,786	0.65
$ 1.01–$ 2.50	1,084,869	7.4	1.88	716,803	2.10
$ 2.51–$ 5.00	700,072	7.9	3.59	407,416	3.81
$ 5.01–$10.00	479,658	6.8	8.82	340,700	8.85
$10.01–$19.75	51,249	7.3	18.10	27,448	17.93

	4,949,559	8.4	$ 2.18	1,832,314	$ 3.68

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

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Net Loss Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands):

	Year Ended December 31,
	2000	2001	2002
Loss from continuing operations (numerator), basic and diluted	$(25,226)	$(25,055)	$(20,595)
Shares (denominator):
Weighted average common shares outstanding	12,119	23,051	25,484
Weighted average common shares subject to repurchase	(1,425)	(700)	(172)
Weighted average common shares held in escrow	(412)	—	—

Shares used in computation, basic and diluted	10,282	22,351	25,312

Net loss per share, basic and diluted	$(2.45)	$(1.12)	$(0.81)

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

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Income Taxes

The Company’s deferred income tax assets are comprised of the following (in thousands):

	December 31,
	2001	2002
Deferred tax assets:
Net operating loss carryforward	$21,702	$29,608
Accruals deductible in different periods	1,268	830
Deferred revenue	1,155	31
Credits	2,089	3,317
Depreciation and amortization	634	725
Capitalized research and development cost	—	933
Other	65	1

Total deferred tax assets	26,913	35,445
Less valuation allowance	(26,605)	(35,345)

Deferred tax assets	308	100
Deferred tax liabilities—purchased intangibles	(308)	(100)

Net deferred tax asset	$—	$—

A reconciliation of the statutory federal income tax rate and the effective income tax rate on pre-tax loss from continuing operations is as follows:

	2000	2001	2002
Statutory federal rate	(35.00)%	(35.00)%	(35.00)%
Research and development tax credit	(2.31)	(1.60)	(2.43)
Goodwill amortization	4.47	3.39	—
Stock compensation	—	—	4.36
Other	0.13	1.63	0.11
Change in valuation allowance	32.71	31.58	32.96

Effective tax rate	—%	—%	—%

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

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company markets its products in the United States and in foreign countries through its sales personnel and independent sales representatives. The Company’s geographic sales are as follows (in thousands):

	Years Ended December 31,
	2000	2001	2002
United States	$5,710	$9,345	$5,936
Japan	1,960	8,283	3,507
United Kingdom	745	1,102	353
Rest of the world	3,413	5,202	1,891

	$11,828	$23,932	$11,687

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

VALICERT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 14.    Subsequent Event

In January 2002, the Company announced its decision to exit its application service provider (hosting) business and ceased to offer the service to new customers. The operations associated with this business consisted of a data center and related personnel. Under the terms of existing contracts, Valicert continued to operate the service through January 2003 and continued to recognize previously deferred revenue related to these hosting arrangements. In January 2003, the Company completed its final contract related to the hosting business. Accordingly, the results of the operations of the hosting business have been classified as discontinued operations and prior periods have been reclassified on this basis.

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

VALICERT INC. AND SUBSIDIARIES

CONSOLIDATED INTERIM FINANCIAL INFORMATION

Unaudited Selected Quarterly Financial Data (in thousands, except per share data)

	Mar. 31, 2001	Jun. 30, 2001	Sep. 30, 2001	Dec. 31, 2001
Total revenues	$5,069	$5,984	$6,787	$6,092
Gross profit	3,520	4,650	5,506	4,991
Operating loss	(8,333)	(7,243)	(5,455)	(4,341)
Loss from continuing operations	(8,191)	(7,065)	(5,344)	(4,455)
Loss from discontinued operations	(1,004)	(1,019)	(757)	(581)
Net loss	(9,195)	(8,084)	(6,101)	(5,036)
Basic and diluted loss per share:
Loss from continuing operations	$(0.38)	$(0.32)	$(0.24)	$(0.19)
Loss from discontinued operations	(0.04)	(0.05)	(0.03)	(0.03)
Net loss	$(0.42)	$(0.37)	$(0.27)	$(0.22)
Shares used in computation of basic and diluted loss per share	21,770	21,993	22,264	23,383

	Mar. 31, 2002	Jun. 30, 2002	Sep. 30, 2002	Dec. 31, 2002(1)
Total revenues	$3,203	$3,223	$2,310	$2,951
Gross profit	1,906	2,395	1,989	2,707
Operating loss	(9,391)	(5,054)	(3,733)	(2,214)
Loss from continuing operations	(9,565)	(5,038)	(3,801)	(2,191)
Loss from discontinued operations	(1,131)	28	(10)	(1)
Net loss	(10,696)	(5,010)	(3,811)	(2,192)
Basic and diluted loss per share:
Loss from continuing operations	$(0.38)	$(0.20)	$(0.15)	(0.09)
Loss from discontinued operations	(0.05)	—	—	—
Net loss	$(0.43)	$(0.20)	$(0.15)	$(0.09)
Shares used in computation of basic and diluted loss per share	25,098	25,329	25,421	25,403

(1)	The results for the quarter ended December 31, 2002 include bad debt expenses of $528,000 related to a customer’s inability to pay.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for doubtful accounts:			(a)
Year Ended December 31, 2000	$75	160	79	$156
Year Ended December 31, 2001	$156	226	60	$322
Year Ended December 31, 2002	$322	970	666	$626

(a)	Deductions relate to write-offs of specific accounts receivable, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, County of Santa Clara, State of California, on the 5th day of June 2003.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

/s/ JOHN VIGOUROUX John Vigouroux		President and Chief Executive Officer (Principal Executive Officer)	June 5, 2003

/s/ TIMOTHY CONLEY Timothy Conley		Chief Financial Officer (Principal Financial and Accounting Officer)	June 5, 2003

/s/ SRINIVASAN KRISHNAN Srinivasan Krishnan		Chairman of the Board of Directors and Chief Technology Officer	June 5, 2003

/s/ JOSEPH AMRAM Joseph Amram		Director	June 5, 2003

/s/ TAHER ELGAMAL Taher Elgamal		Director	June 5, 2003

/s/ JOHN JOHNSTON John Johnston		Director	June 5, 2003

/s/ MAGDALENA YESIL Magdalena Yesil		Director	June 5, 2003

*By:	/s/ TIMOTHY CONLEY Timothy Conley Attorney-in-Fact	Chief Financial Officer (Principal Financial and Accounting Officer)	June 5, 2003

CERTIFICATIONS

I, John Vigouroux, Chief Executive Officer of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of Valicert, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 5, 2003	/s/ JOHN VIGOUROUX
John Vigouroux President and Chief Executive Officer

I, Timothy Conley, Chief Financial Officer of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of Valicert, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 5, 2003	/s/ TIMOTHY CONLEY
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

4.2	Specimen of Certificate is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on May 15, 2000.

4.3	Registration Rights Agreement dated June 15, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on July 25, 2001.

4.4	Escrow Agreement dated June 15, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on July 25, 2001.

4.5	Common Stock Purchase Agreement is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed on December 6, 2001.

4.6	Form of Common Stock Warrant is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed on December 6, 2001.

4.7	Registration Rights Agreement is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed December 6, 2001.

4.8	Asset Purchase and Sale Agreement is incorporated by reference to the Company’s Amended Registration Statement on Form S-3, as filed on January 18, 2002.

4.9	Registration Rights Agreement is incorporated by reference to the Company’s Amended Registration Statement on Form S-3, as filed on January 18, 2002.

10.1	Form of Indemnity Agreement is incorporated by reference to Company’s Registration Statement on Form S-1, as filed July 27, 2000.

10.2	1996 Equity Incentive Plan is incorporated by reference to Company’s Registration Statement on Form S-1, as filed July 27, 2000.

10.3	1998 Stock Plan, as amended is incorporated by reference to Company’s Annual Report on Form 10-K, as filed March 17, 2003.

10.4	Receipt.com Stock Plan is incorporated by reference to Company’s Registration Statement on Form S-1, as filed July 27, 2000.

10.5	2000 Employee Stock Purchase Plan is incorporated by reference to Company’s Registration Statement on Form S-1, as filed July 27, 2000.

Exhibit Number	Description of Document

10.6	Lease Agreement is incorporated by reference to Company’s Registration Statement on Form S-1, as filed July 27, 2000.

10.7	2001 Non-Statutory Stock Plan, as amended is incorporated by reference to Company’s Annual Report on Form 10-K, as filed March 17, 2003.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Accountants.

24.1	Power of Attorney (see signature page).

99.1	Certification of Chief Executive Officer.

99.2	Certification of Chief Financial Officer.