Form 10-Q/A
period 2003-03-31
VALICERT INC
filed 2003-06-11
CIK 1114040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

We reported net losses of $1.9 million in the three months ended March 31, 2003 and of $21.7 million in the year ended December 31, 2002. As of March 31, 2003, we had cumulative losses of $98.2 million, had a cash balance of $2.3 million and, as of December 31, 2002, had a cash balance of $3.1 million. We have not reported a profitable quarter since inception in 1996. These factors raise substantial doubt as to whether we will be able to continue in business. Our independent auditors have included a paragraph in their report stating that substantial doubt exists as to our ability to continue as a going concern.

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

The Nasdaq staff has orally informed us that in the event that the merger between us and Tumbleweed has not been completed prior to June 6, 2003, or if the merger is terminated prior to June 6, 2003, we will be given a 90 day extension to comply with Nasdaq’s minimum price bid requirement. The grant of this extension is conditioned upon us, as of the date of our most recent financial statements, satisfying Nasdaq’s minimum net worth or stockholder equity requirements. As of March 31, 2003, we complied with these requirements; however, we may be unable to meet these requirements in future periods.

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company is incorporated by reference to the Company’s Registration Statement on Form S-8, as filed on January 22, 2001.

3.2	Amended and Restated Bylaws of the Company is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on May 15, 2000.

4.1	Amended and Restated Rights Agreement dated as of July 21, 1999 is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on May 15, 2000.

4.2	Registration Rights Agreement dated as of June 15, 2002 is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on July 25, 2001.

4.3	Escrow Agreement dated as of June 15, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on July 25, 2001.

4.4	Common Stock Purchase Agreement dated as of November 14, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed on December 6, 2001.

4.5	Form of Common Stock Warrant dated as of November 14, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed on December 6, 2001.

4.6	Registration Rights Agreement dated as of November 14, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed on December 6, 2001.

4.7	Asset Purchase and Sale Agreement dated as of December 12, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3/A, as filed on January 18, 2002.

4.8	Registration Rights Agreement dated as of December 21, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3/A, as filed on January 18, 2002.

10.8	Employment Agreement with John Vigouroux dated February 18, 2003 is incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed on May 13, 2003.

10.9	Employment Agreement with Timothy Conley dated March 10, 2003.

10.10	Employment Agreement with Srinivasan Krishnan dated March 10, 2003.

10.11	Employment Agreement with David Jevans dated March 10, 2003.

10.12	Employment Agreement with Denis Brotzel dated February 18, 2003 is incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed on May 13, 2003.

10.13	Employment Agreement with Joseph Amram dated March 10, 2003.

10.14	Loan and Pledge Agreement with Srinivasan dated September 21, 1998 is incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed on May 13, 2003.

10.15

Full-Recourse Promissory Note and Pledge and Security Agreement with Srinivasan Krishnan dated June 24, 1999 is incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed on May 13, 2003.

10.16

Full-Recourse Promissory Note and Pledge and Security Agreement with Srinivasan Krishnan dated August 30, 1999 is incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed on May 13, 2003.

10.17

Full-Recourse Promissory Note and Pledge and Security Agreement with Joseph Amram dated August 30, 1999 is incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed on May 13, 2003.

10.18

Full-Recourse Promissory Note and Pledge and Security Agreement with David Jevans dated March 6, 2000 is incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed on May 13, 2003.

10.19

Full-Recourse Secured Promissory Notes and Pledge and Security Agreement with Timothy Conley dated March 6, 2000 is incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed on May 13, 2003.

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

Dated:    June 11, 2003

CERTIFICATIONS

I, John Vigouroux, Chief Executive Officer of the registrant, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Valicert, Inc.;

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

Date: June 11, 2003	/s/ JOHN VIGOUROUX John Vigouroux President and Chief Executive Officer

I, Timothy Conley, Chief Financial Officer of the registrant, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Valicert, Inc.;

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

Date: June 11, 2003	/s/ TIMOTHY CONLEY Timothy Conley Chief Financial Officer

EXHIBIT INDEX

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company is incorporated by reference to the Company’s Registration Statement on Form S-8, as filed on January 22, 2001.

3.2	Amended and Restated Bylaws of the Company is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on May 15, 2000.

4.1	Amended and Restated Rights Agreement dated as of July 21, 1999 is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on May 15, 2000.

4.2	Registration Rights Agreement dated as of June 15, 2002 is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on July 25, 2001.

4.3	Escrow Agreement dated as of June 15, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-1, as filed on July 25, 2001.

4.4	Common Stock Purchase Agreement dated as of November 14, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed on December 6, 2001.

4.5	Form of Common Stock Warrant dated as of November 14, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed on December 6, 2001.

4.6	Registration Rights Agreement dated as of November 14, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3, as filed on December 6, 2001.

4.7	Asset Purchase and Sale Agreement dated as of December 12, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3/A, as filed on January 18, 2002.

4.8	Registration Rights Agreement dated as of December 21, 2001 is incorporated by reference to the Company’s Registration Statement on Form S-3/A, as filed on January 18, 2002.

10.8	Employment Agreement with John Vigouroux dated February 18, 2003 is incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed on May 13, 2003.

10.9	Employment Agreement with Timothy Conley dated March 10, 2003.

10.10	Employment Agreement with Srinivasan Krishnan dated March 10, 2003.

10.11	Employment Agreement with David Jevans dated March 10, 2003.

10.12	Employment Agreement with Denis Brotzel dated February 18, 2003 is incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed on May 13, 2003.

10.13	Employment Agreement with Joseph Amram dated March 10, 2003.

10.14	Loan and Pledge Agreement with Srinivasan dated September 21, 1998 is incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed on May 13, 2003.

10.15

Full-Recourse Promissory Note and Pledge and Security Agreement with Srinivasan Krishnan dated June 24, 1999 is incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed on May 13, 2003.

10.16

Full-Recourse Promissory Note and Pledge and Security Agreement with Srinivasan Krishnan dated August 30, 1999 is incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed on May 13, 2003.

10.17

Full-Recourse Promissory Note and Pledge and Security Agreement with Joseph Amram dated August 30, 1999 is incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed on May 13, 2003.

10.18

Full-Recourse Promissory Note and Pledge and Security Agreement with David Jevans dated March 6, 2000 is incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed on May 13, 2003.

10.19

Full-Recourse Secured Promissory Notes and Pledge and Security Agreement with Timothy Conley dated March 6, 2000 is incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed on May 13, 2003.

99.1	Certification of Chief Executive Officer.

99.2	Certification of Chief Financial Officer.